Form 10-Q
period 1996-03-31
BUSSE BROADCASTING CORP
filed 1996-05-14
CIK 831864

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  __________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1996

                                      or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____  Commission file number 33-99622


                          BUSSE BROADCASTING CORPORATION
              (Exact name of registrant as specified in its charter)

                 DELAWARE                               38-2750516
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                      141 East Michigan Avenue, Suite 300
                           Kalamazoo, Michigan 49007
                   (Address of principal executive offices)

                               (616) 388-8019
              (Registrant's telephone number, including area code)
                       _________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No   X
   -----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X       No
   ---------     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 31, 1996, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding.

                        BUSSE BROADCASTING CORPORATION
                          FORM 10-Q TABLE OF CONTENTS

                                                                       PAGE
                                                                     REFERENCE
                                                                     ---------

PART I  FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

BUSSE BROADCASTING CORPORATION
     Condensed Consolidated Balance Sheets as of March 31, 1996
     (Unaudited) and December 31, 1995 (Audited)                              3

     Unaudited Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 1996 and April 2, 1995                      4

     Unaudited Condensed Consolidated Statements of
     Stockholders' Equity (Deficit)                                           5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and April 2, 1995                      6

     Notes to Unaudited Condensed Consolidated Financial Statements for the
     Three Months Ended March 31, 1996                                        7

KOLN/KGIN, INC.
(A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
     Condensed Consolidated Balance Sheets as of March 31, 1996
     (Unaudited) and December 31, 1995 (Audited)                             19

     Unaudited Condensed Consolidated Statements of Operations and Stockholder's / Divisional Equity for the Three Months Ended
     March 31, 1996 and April 2, 1995                                        20

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and April 2, 1995                     21

     Notes to Unaudited Condensed Consolidated Financial Statements for the
     Three Months Ended March 31, 1996                                       22

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          27


PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                  33

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                   34

SIGNATURES                                                                   35

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements


                       Busse Broadcasting Corporation

                    Condensed Consolidated Balance Sheets




                                                              MARCH 31, 1996      DECEMBER 31, 1995
                                                                 UNAUDITED               AUDITED
                                                              --------------      -----------------
ASSETS (NOTE 1 )
Current assets:
  Cash and cash equivalents                                   $  6,239,441           $  38,893,959
  Receivables, net                                               3,967,482               4,589,784
  Inventories                                                      806,300                 920,000
  Other current assets                                             698,449               1,010,734
                                                              --------------      -----------------
Total current assets                                            11,711,672              45,414,477
Property, plant and equipment, net                              17,456,872              17,877,590
Deferred charges and other assets                                2,801,485               2,791,788
Intangible assets and excess reorganization value               55,915,109              56,896,391
                                                              -------------      -----------------
Total assets                                                   $87,885,138            $122,980,246
                                                              --------------      -----------------
                                                              --------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
Accounts payable and accrued expenses                         $  4,660,446             $ 3,225,767
Current maturities of long-term debt (NOTE 3)                      136,374              35,214,927
                                                              --------------      -----------------
Total current liabilities                                        4,796,820              38,440,694
Long-term debt (NOTE 3)                                         60,234,770              77,525,774
Other long-term liabilities                                        603,117                 476,176
Stockholders' equity (NOTES 3 AND 6):
  Series A cumulative convertible preferred
  stock (non-voting)--$.01 par value,
  65,524.41 shares issued and outstanding as
  of March 31, 1996                                             17,330,660                      --
  Series A preferred stock dividends in arrears                  1,046,631                      --
  Common stock (voting) - $.01 par value,
  2,154,000 shares authorized, 107,700
  shares issued and outstanding                                      1,077                   1,077
  Additional paid-in capital common stock                        9,185,772               9,185,772
  Accumulated deficit (NOTE 1)                                  (5,313,709)             (2,649,247)
                                                              --------------      -----------------
Total stockholders' equity                                      22,250,431               6,537,602
                                                              --------------      -----------------
Total liabilities and stockholders' equity                     $87,885,138            $122,980,246
                                                              --------------      -----------------
                                                              --------------      -----------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      Busse Broadcasting Corporation

              Condensed Consolidated Statements of Operations
                                    Unaudited

                                                                            POST-EFFECTIVE DATE        PRE-EFFECTIVE DATE
                                                                            -------------------        -------------------
                                                                            THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                            MARCH 31, 1996             APRIL 2, 1995
                                                                            -------------------        -------------------
Net revenue                                                                     $ 6,070,495                 $10,088,294
Operating costs and expenses, excluding depreciation and amortization             3,596,100                   6,097,319
Depreciation                                                                        580,588                     978,477
Amortization of intangibles and excess reorganization value                         981,281                     349,851
                                                                            -------------------        -------------------
Total operating costs and expenses                                                5,157,969                   7,425,647
Corporate expenses                                                                  406,562                     238,935
                                                                            -------------------        -------------------
Income from operations                                                              505,964                   2,423,712
Other income (expense):
  Interest expense                                                               (2,203,243)                 (6,094,291)
  Interest income                                                                    99,767                      65,119
  Gain on disposition of assets                                                      15,600                       2,857
  Other income (expense)                                                            (10,919)                     21,539
                                                                            -------------------        -------------------
Other expense                                                                    (2,098,795)                 (6,004,776)
                                                                            -------------------        -------------------
Loss before reorganization item and income taxes                                 (1,592,831)                 (3,581,064)
Reorganization item (NOTE 1):
  Legal and professional fees                                                            --                    (908,995)
                                                                            -------------------        -------------------
Loss before income taxes                                                         (1,592,831)                 (4,490,059)

Provision for current state income taxes (NOTE 4)                                   (25,000)                    (50,000)
                                                                            -------------------        -------------------
Net loss                                                                        $(1,617,831)                $(4,540,059)
                                                                            -------------------        -------------------
                                                                            -------------------        -------------------

Per common share:
  Loss before charges for Series A preferred stock dividends in arrears         $    (15.02)              $      (44.95)
  Series A preferred stock dividends in arrears                                       (9.72)                         --
                                                                            -------------------        -------------------
  Net loss                                                                      $    (24.74)              $      (44.95)
                                                                            -------------------        -------------------
                                                                            -------------------        -------------------
Weighted average common shares outstanding                                          107,700                     101,000
                                                                            -------------------        -------------------
                                                                            -------------------        -------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                     PRE-EFFECTIVE             DIVIDENDS IN    POST-EFFECTIVE           DIVIDENDS IN
                                     DATE SHARES     AMOUNT      ARREARS       DATE SHARES      AMOUNT     ARREARS
                                     ---------------------------------------------------------------------------------
Balance January 2, 1994                       30     $3,000,000  $2,859,000              --     $   --   $      --

Net loss                                      --             --          --               --        --          --
Provisions for dividends in
   arrears                                    --             --     450,000               --        --           --
                                      ----------------------------------------------------------------------------------
Balance January 1, 1995                       30      3,000,000   3,309,000               --        --           --


Net income for the period from
   January 2, 1995 through
   May 2, 1995                                --             --          --               --        --           --

Transactions pursuant to Plan of
   Reorganization:
      Cancellation of pre-effective
        date preferred stock                 (30)    (3,000,000) (3,309,000)              --        --           --
      Cancellation of pre-effective
        date common stock                     --             --          --               --        --           --

      Issuance of post-effective date
        common stock and adoption of
        fresh start reporting                 --             --          --               --          --             --
                                     ----------------------------------------------------------------------------------
Balance May 3, 1995                           --             --          --               --          --             --

Net loss for the period from
  May 3, 1995 through
  December 31, 1995                           --             --          --               --          --             --
Purchase and cancellation of
  Company's stock                             --             --          --               --          --
                                     ----------------------------------------------------------------------------------
Balance December 31, 1995                     --             --          --               --          --             --

Issuance of Series A preferred
  stock in exchange for junior
  subordinated pay-in-kind notes
  on January 12, 1996                         --             --          --          65,524.41     17,330,660
Net loss for the period from
  January 1, 1996 through
  March 31, 1996                              --             --          --               --          --             --
Provisions for dividends in
  arrears                                     --             --          --               --          --         1,046,631
                                     ----------------------------------------------------------------------------------
Balance March 31, 1996                        --    $        -- $        --         65,524.41    $17,330,660    $1,046,631
                                     --------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------

                                                                  COMMON STOCK
                                     --------------------------------------------------------------------
                                                     PRE-EFFECTIVE DATE SHARES               ADDITIONAL
                                   POST-EFFECTIVE    -------------------------                 PAID-IN
                                     DATE SHARES        CLASS A      CLASS B     AMOUNTS       AMOUNT
                                     --------------------------------------------------------------------
Balance January 2, 1994                       --          $1,000     100,000      $1,010       $1,008,990

Net loss                                      --             --          --           --             --
Provisions for dividends in
   arrears                                    --             --          --           --             --
                                    ----------------------------------------------------------------------
Balance January 1, 1995                       --           1,000     100,000       1,010        1,008,990


Net income for the period from
   January 2, 1995 through
   May 2, 1995                                --             --          --           --             --

Transactions pursuant to Plan of
   Reorganization:
      Cancellation of pre-effective
        date preferred stock                   --             --          --          --             --
      Cancellation of pre-effective
        date common stock                      --          (1,000)   (100,000)     (1,010)    (1,008,990)


      Issuance of post-effective
        common stock and adoption of
        fresh start reporting                110,000          --          --        1,100      9,201,800
                                    ----------------------------------------------------------------------
Balance May 3, 1995                          110,000          --          --        1,100      9,201,800

Net loss for the period from
  May 3, 1995 through
  December 31, 1995                             --             --          --           --           --
Purchase and cancellation of
  Company's stock                            (2,300)           --          --          (23)      (16,028)
                                    ----------------------------------------------------------------------
Balance December 31, 1995                   107,700            --          --        1,077     9,185,772

Issuance of Series A preferred
  stock in exchange for junior
  subordinated pay-in-kind notes
  on January 12, 1996
Net loss for the period from
  January 1, 1996 through
  March 31, 1996                                --             --          --           --           --
Provisions for dividends in                     --             --          --           --           --
  arrears
                                     ----------------------------------------------------------------------
Balance March 31, 1996                      107,700            --          --        $1,077   $9,185,772                         --
                                     ----------------------------------------------------------------------



                                                            TOTAL
                                       ACCUMULATED       STOCKHOLDERS'
                                          DEFICIT        EQUITY (DEFICIT)
                                     --------------------------------------
Balance January 2, 1994              $(130,182,521)       $(129,172,521)

Net loss                               (14,024,860)         (14,024,860)
Provisions for dividends in
   arrears                                (450,000)            (450,000)
                                     --------------------------------------
Balance January 1, 1995               (144,657,381)        (143,647,381)

Net income for the period from
   January 2, 1995 through
   May 2, 1995                          146,541,281         146,541,281

Transactions pursuant to Plan of
   Reorganization:
      Cancellation of pre-effective
        date preferred stock              6,309,000           6,309,000
      Cancellation of pre-effective
        date common stock                 1,010,000                  --
      Issuance of post-effective
        common stock and adoption of
        fresh start reporting            (9,202,900)                 --
                                     --------------------------------------
Balance May 3, 1995                              --           9,202,900

Net loss for the period from
  May 3, 1995 through
  December 31, 1995                      (2,649,247)         (2,649,247)
Purchase and cancellation of
  Company's stock                                --             (16,051)
                                     --------------------------------------
Balance December 31, 1995                (2,649,247)          6,537,602

Issuance of Series A preferred
  stock in exchange for junior
  subordinated pay-in-kind notes
  on January 12, 1996                                        17,330,660
Net loss for the period from
  January 1, 1996 through
  March 31, 1996                         (1,617,831)         (1,617,831)
Provisions for dividends in
  arrears                                (1,046,631)                 --
                                     --------------------------------------
Balance March 31, 1996                  $(5,313,709)        $22,250,431
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Busse Broadcasting Corporation

                   Condensed Consolidated Statements of Cash Flows
                                    Unaudited


                                                                            POST-EFFECTIVE DATE    PRE-EFFECTIVE DATE
                                                                            -------------------    ------------------
                                                                            THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                              MARCH 31, 1996          APRIL 2, 1995
                                                                            -------------------    ------------------
OPERATING ACTIVITIES
Net loss                                                                      $  (1,617,831)            $(4,540,059)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                                                    1,561,869               1,328,328
 Noncash interest expense                                                           140,632               5,516,610
 Amortization of deferred financing costs                                           146,312                  23,662
 Program payments over program amortization                                          (9,208)                (14,737)
 Gain on disposition of property, plant and equipment                               (15,600)                 (2,857)
 Increase in other long term liabilities                                            131,415                  59,944
Change in current assets and liabilities:
 Receivables                                                                        622,302               1,110,863
 Inventories and other current assets                                               177,826                (724,510)
 Accounts payable and accrued expenses                                            1,690,339                (448,711)
                                                                            -------------------    ------------------
Net cash provided by operating activities                                         2,828,056               2,308,533
INVESTING ACTIVITIES:
Capital expenditures                                                               (159,870)               (185,863)
Proceeds from disposition of assets                                                  15,600                   4,088
(Increase) decrease in other assets                                                 (14,075)                    212
                                                                            -------------------    ------------------
Net cash used in investing activities                                              (158,345)               (181,563)
FINANCING ACTIVITIES:
Payments on indebtedness                                                            (33,089)                (30,722)
Redemption of indebtedness                                                      (35,146,439)                     --
Payment of deferred financing costs                                                (144,701)                     --
                                                                            -------------------    ------------------
Net cash used in financing activities                                           (35,324,229)                (30,722)
                                                                            -------------------    ------------------
Net increase (decrease) in cash and cash equivalents                            (32,654,518)              2,096,248
Cash and cash equivalents at beginning of period                                 38,893,959               4,335,411
                                                                            -------------------    ------------------
Cash and cash equivalents at end of period                                    $   6,239,441             $ 6,431,659
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
 Supplemental disclosure of cash flow information:
 Interest paid during the period                                              $      99,107            $    483,901
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
Income taxes paid during the period                                           $          --            $     50,000
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                March 31, 1996

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include Busse Broadcasting Corporation and its wholly owned subsidiaries (collectively BBC or the Company) engaged in the following businesses:

TELEVISION:
  KOLN/KGIN-TV           CBS Affiliate        Lincoln/Grand Island, Nebraska
  WEAU-TV                NBC Affiliate        Eau Claire/La Crosse, Wisconsin
  WWMT-TV                CBS Affiliate        Kalamazoo/Grand Rapids, Michigan
                                              (Sold June 1, 1995)

PRINTING:
  Winnebago Color Press                       Menasha, Wisconsin

All intercompany accounts and transactions have been eliminated in consolidation.

The Company and its wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. On April 20, 1995 the United States Bankruptcy Court for the district of Delaware (the "Court") confirmed the Plan, such Plan became effective May 3, 1995 (the "Effective Date") and the respective Chapter 11 cases were closed by the Court on September 21, 1995.

The Plan provided for, among other things, the following as of the Effective Date:

     Creditors under the Bank Credit Agreement received, on a pro-rata basis, immediately prior to the Effective Date $4,600,000 of cash, (plus interest of $23,000) and on the Effective Date received on a pro-rata basis, in exchange, on a dollar for dollar basis, for 100% of the aggregate claims held against the Company, Senior Secured Credit Agreement Notes (the "Credit Agreement") in the aggregate principal amount of $10,400,000;

                        Busse Broadcasting Corporation

                                   Unaudited

1. BASIS OF PRESENTATION (CONTINUED)

     In exchange, on a dollar for dollar basis, for 100% of the aggregate claims held against the Company, holders of the Zero Coupon Senior Notes (for their aggregate claim as of May 2, 1995), Working Capital Advances, Subordinated Note and Senior Subordinated Debentures (for their aggregate claims as of March 9, 1995) received, on a pro-rata basis, $109,993,000 principal amount of 7.38% Secured Senior Subordinated Pay-in-Kind Notes due December 31, 2014 (the "Senior PIK Notes") and new 7.38% Junior Subordinated Pay-in-Kind Notes (the "Junior PIK Notes") due December 31, 2014 in the aggregate principal amount of $97,021,000 and cash in the aggregate amount of $14,806 in lieu of fractional securities;

     Holders of the Zero Coupon Senior Notes also received on a pro-rata basis 100% of the new common stock of the restructured Company. As a result of the Plan, on May 3, 1995 98% of the new common stock was held by a group of related investment funds, the "Greycliff Funds." On June 16, 1995 the Company purchased and retired the 2,300 shares of common stock not controlled by the Greycliff Funds;

     Holders of the Promissory Note, and general unsecured claims were not impaired by the Plan and, all rights and claims under the Preferred Stock, Class A and Class B Common Stock and a certain Rights Agreement were extinguished;

The American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting when companies operate under and emerge from the protection of Chapter 11. SOP 90-7 requires that if (a) the reorganization value of the company, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and (b) the holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity, then Fresh Start Accounting must be adopted. Since the Company met both of these conditions, it adopted Fresh Start Accounting on the Effective Date. Fresh Start Accounting provides that liabilities be recorded at their fair values, based upon market interest rates at the Effective Date. In addition, assets are to be recorded based on an allocation of the reorganization value of the Company, which approximates fair market value, and any retained earnings or deficit balance is to be eliminated as of the Effective Date.

                       Busse Broadcasting Corporation

                                    Unaudited

1. BASIS OF PRESENTATION (CONTINUED)

The reorganization value of the Company as of the Effective Date was based, in part, on the valuation information supplied to the bankruptcy court and, as discussed below and in Note 2, the net cash proceeds the Company expected to receive in conjunction with the sale of WWMT-TV. The reorganization value was allocated based on appraisals which were performed by independent, third-party appraisers and were based on traditional valuation methods used in the appraisal industry.

The Company determined the Fresh Start Accounting balances for its liabilities as follows:

     Liabilities and indebtedness not impaired by the Plan were recorded at their historical balances;

     Indebtedness retired or expected to be retired with the proceeds of the WWMT-TV sale was valued for financial reporting purposes at 100% of aggregate principal amount at the date of issuance and included $10,400,000 of Credit Agreement notes, $84,437,000 of Senior PIK Notes and $1,180,000 of Junior PIK Notes;

     Indebtedness which the Company reasonably expected to refinance in the near future was valued for financial reporting purposes at 100% of aggregate principal amount at the date of issuance and included $25,556,000 of Senior PIK Notes and $40,000,000 of Junior PIK Notes;

     Indebtedness which the Company did not anticipate refinancing on a current basis was recorded for financial accounting purposes at its discounted present value using a 17% discount rate which was indicative of market interest rates for similar securities at the Effective Date. Accordingly, $55,841,000 aggregate principal amount of Junior PIK Notes (the "Discounted Junior PIK Notes") were recorded at an initial balance of $9,390,000 as of May 3, 1995 and accrued interest for financial reporting purposes at 17%.

                       Busse Broadcasting Corporation

                                   Unaudited

1. BASIS OF PRESENTATION (CONTINUED)

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the fiscal period ended March 31, 1996 are not comparable to the Company's fiscal period ended April 2, 1995 and accordingly, Pre-Effective Date and Post-Effective Date financial statements are separated by a vertical line.

The accompanying unaudited condensed consolidated financial statements in conjunction with the related notes to the financial statements reflect, in the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the unaudited interim periods. Results for such interim periods are not necessarily indicative of the results for the respective entire years.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Busse Broadcasting Corporation.

2. SALE OF WWMT-TV

On February 1, 1995 the Company formed a wholly-owned subsidiary, WWMT, Inc. [renamed Busse Management Inc. ("BMI") on May 3, 1995 and further renamed KOLN/KGIN, Inc. on October 20, 1995] , and subsequently contributed substantially all of the assets and current liabilities of television station WWMT-TV, Kalamazoo, Michigan, to the subsidiary. On
February 20, 1995 the Company and WWMT, Inc. entered into an agreement with Granite Broadcasting Corporation ("Granite") to sell substantially all of the assets of WWMT for $95,000,000 plus the net working capital as defined therein and Granite's assumption of certain liabilities. The sale was completed as of the opening of business on June 1, 1995.

In applying Fresh Start Accounting the Company accounted for its interest in WWMT-TV as an investment held for sale pursuant to the guidance of EITF Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold". The Company valued the investment in WWMT-TV based on the expected sales proceeds, net of selling costs, the incremental cash to be generated during the holding period and interest charges relating to the debt to be retired with the net sale proceeds.

                         Busse Broadcasting Corporation

                                 Unaudited

3. DEBT

Debt is summarized as follows:


                                                           MARCH 31, 1996        DECEMBER 31, 1995
                                                        -------------------      ------------------
    (a)  Senior Secured Notes, net of unamortized
           original issue discount of $2,367,898
           and $2,454,185 at March 31, 1996 and
           December 31, 1995, respectively                   $60,159,102           $  60,072,815
         7.38% Junior Subordinated Pay-in-Kind Notes                  --              41,960,647
         17% Discounted Junior Subordinated
               Pay-in-Kind Notes                                      --              10,462,108
    (b)  Promissory Note                                         212,042                 245,131
                                                        -------------------      ------------------
Total debt                                                    60,371,144             112,740,701
Less current maturities                                          136,374              35,214,927
                                                        -------------------      ------------------
Long term debt                                               $60,234,770           $  77,525,774
                                                        -------------------      ------------------
                                                        -------------------      ------------------


    (a)  Senior Secured Notes

On October 26, 1995 the Company issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 (the "New Notes" and together with the Exchange Notes, as defined herein, the "Senior Notes") at a price of 95.96% of the aggregate principal amount thereof and received net proceeds of $58,125,099 after payment of underwriting discounts and commissions of $1,875,810.

                        Busse Broadcasting Corporation

                                  Unaudited

3. DEBT (CONTINUED)

A portion of the net proceeds from the issuance of the Senior Notes were used by the Company on October 26, 1995 to redeem all of the outstanding 7.38% Secured Senior Subordinated Pay-in-Kind Notes, at 100% of the principal amount thereof plus accrued and unpaid interest thereon, for an aggregate cost of $26,469,445. The remaining net proceeds of $31,655,654 were deposited in an escrow account (the "Escrow Account") maintained by the trustee of the Senior Notes and used by the Company on January 12, 1996 to effect, together with cash of approximately $3,193,409 and the interest earned on the funds deposited in the Escrow Account, the redemption of certain of the Junior Subordinated Notes, without penalty or premium, at 100% of the principal amount of the Junior Subordinated Notes to be redeemed for cash, plus accrued interest thereon to the date of redemption, at a cost of $35,241,061. The outstanding principal amount of the Junior Subordinated Notes immediately prior to the redemption was $100,765,475. The balance of the Junior Subordinated Notes not redeemed for cash ($17,330,660 book value) was redeemed for 65,524.41 shares of the Company's Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes. The redemption of the Junior Subordinated Notes for cash or Series A Preferred Stock is collectively referred to as the "Junior Subordinated Note Redemption."

Interest on the Senior Notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 1996. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with all existing and future senior indebtedness of the Company. The Senior Notes are secured by all of the Company's equity interests in, and certain intercompany indebtedness of, its subsidiaries, including the subsidiaries which hold the FCC licenses of the Company's two television stations, certain agreements and contract rights related to such television stations (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries, and proceeds thereof. In addition, the Company's subsidiaries (collectively the "Guarantors") have fully and unconditionally guaranteed the Senior Notes on a joint and several and senior secured basis and each such guarantee ranks senior in right of payment to all existing and future subordinated indebtedness of such Guarantor and ranks pari passu with all existing and future senior indebtedness of such Guarantor (see Note 5).

                         Busse Broadcasting Corporation

                                   Unaudited

3. DEBT (CONTINUED)

The Senior Notes may not, except in certain circumstances, be redeemed by the Company before October 15, 1998. Thereafter, the Senior Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices of 106% and 103% (expressed as percentages of the face amount of the Senior Notes), plus accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period beginning on October 15 of 1998 and 1999, respectively.

The indenture relating the Senior Notes (the "Indenture") contains various convenants and restrictions on the Company and its subsidiaries, including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries.

The Indenture does not restrict the ability of a subsidiary to pay dividends or make loans or advances to the Company.

On March 14, 1996 the Company effected a registered exchange offer (the "Exchange") and exchanged $1,000 in principal amount of its 11 5/8% Senior Secured Notes due 2000 which were registered under the Securities Act of 1933 (the "Exchange Notes") for each $1,000 principal amount of the outstanding New Notes. All of outstanding New Notes were exchanged for Exchange Notes. The sole purpose of the Exchange was to fulfill the obligations of the Company with respect to the registration of the New Notes. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the New Notes, the Company agreed to file with the Securities and Exchange Commission a registration statement relating to the Exchange pursuant to which the Exchange Notes would be issued. The Exchange Notes contain substantially identical terms as the New Notes including principal amount, interest rate, maturity, security and ranking. The Exchange Notes are guaranteed by the Guarantors on the same basis that the New Notes were guaranteed.

                        Busse Broadcasting Corporation

                                    Unaudited

3. DEBT (CONTINUED)

(b) Promissory Note

On October 6, 1992, the Company issued a $672,000 promissory note (the Note) to finance the acquisition of a 5-color press and accessory equipment. The
Note is secured solely by the assets purchased. The Note is payable on the 16th of each month through and including September 16, 1996 in equal monthly installments of $12,525 inclusive of accrued interest at an annual rate of 7.59%. The outstanding principal as of September 16, 1996 will be payable in 12 equal monthly installments through and including September 16, 1997, the final payment date, with the Company selecting between a variable or a fixed interest rate option payable monthly in arrears.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     MARCH 31, 1996    DECEMBER 31, 1995
                                                     --------------    -----------------
Deferred tax liabilities:
Property, plant and equipment basis differences       $   4,095,000       $  4,208,000
Debt basis differences                                           --         18,852,000
                                                     --------------    -----------------
                                                          4,095,000         23,060,000
Deferred tax assets:
Federal net operating loss carryforwards                 21,507,000         21,405,000
State net operating loss carryforwards                    1,950,000          1,935,000
Other                                                        94,000            124,000
                                                     --------------    -----------------
                                                         23,551,000         23,464,000
Valuation allowances                                    (19,456,000)          (404,000)
                                                     --------------    -----------------
                                                          4,095,000         23,060,000
                                                     --------------    -----------------
                                                      $          --      $          --
                                                     --------------    -----------------
                                                     --------------    -----------------

                      Busse Broadcasting Corporation

                                   Unaudited

4. INCOME TAXES (CONTINUED)

As of December 31, 1995 the Company had approximately $58.1 million of federal net operating loss carryforwards ("NOL's"). As a result of the Plan (see Note 1) the Company believes it is eligible for treatment under Section 382 (1) (5) of the Internal Revenue Code, as amended (the "Code"). This treatment will allow the restructured Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

If the Company is unable, or if it is undesirable, to obtain treatment under
Section 382(l)(5), the Company may be able (prior to filing its 1995 tax return) to elect an alternative treatment under Section 382(l)(6) of the Code. Under Section 382(l)(6), the Company may utilize its NOL's under certain circumstances, including generally to offset any "built-in" or "inherent" gains as of the Effective Date which are recognized within five years thereafter. However, the Company's ability to utilize its NOL's against its operating income under Section 382(l)(6) will likely be severely limited.

5. SUBSIDIARY GUARANTORS

The Senior Notes are fully and unconditionally guaranteed, on a joint and several and senior secured basis, by all of the Company's direct and indirect subsidiaries, each of which is wholly-owned.

                    Busse Broadcasting Corporation

                              Unaudited

5. SUBSIDIARY GUARANTORS (CONTINUED)

The following tables present summarized combined balance sheet and operating statement information for (i) KOLN/KGIN, Inc. (ii) KOLN/KGIN License, Inc. and (iii) WEAU License, Inc., or the respective prior operations as a division of the Company. Separate financial statements of KOLN/KGIN, Inc. immediately follow these Notes to condensed consolidated financial statements of Busse Broadcasting Corporation. Separate financial statements and other disclosures concerning KOLN/KGIN License, Inc. and WEAU License, Inc. have not been presented because management has determined that such financial statements would not be material to investors.



                                                MARCH 31, 1996     DECEMBER 31, 1995
                                                ------------------------------------
ASSETS
Current assets                                   $  3,185,003       $  3,129,038
Non-current assets                                 51,531,551         52,405,578
                                                   54,716,554        $55,534,616
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                              $  1,136,826       $  1,116,223
Non-current liabilities                             6,928,313          6,954,442
Stockholder's equity                               46,651,415         47,463,951
Total liabilities and stockholder's equity       $ 54,716,554        $55,534,616


                                          POST-EFFECTIVE DATE     PRE-EFFECTIVE DATE
                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                             MARCH 31, 1996         APRIL 2, 1995

Net revenue                                      $  2,899,748       $  2,417,788
Total operating costs and expenses                  2,589,626          1,691,009
Income from operations                                310,122            726,779
Net income (loss)                                    (812,536)           409,051

                                      16

                       Busse Broadcasting Corporation

                                    Unaudited

6. CAPITAL STOCK

On January 12, 1996 the Company amended its articles of incorporation to revise its authorized shares of capital stock as discussed below.

COMMON STOCK

As of January 12, 1996 the authorized common capital stock of the Company consists of 2,154,000 shares of Common Stock, of which 107,700 shares are issued and outstanding as of the date thereof. Each share of Common Stock has an equal and ratable right to receive dividends when and as declared by the Board of Directors of the Company out of assets legally available therefor. The declaration and payment of cash dividends on Common Stock are restricted by the provisions of the Indenture and the Company's Long Term Incentive Plan. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock would be entitled to share ratably in the assets available for distribution after payments to creditors and liquidation preference payments to holders of the Series A Preferred Stock.

SERIES A PREFERRED STOCK

As of January 12, 1996 the authorized preferred capital stock of the Company consists of 65,524.41 shares of Series A Preferred Stock, all of which are issued and outstanding as of the date thereof. Dividends on the Series A Preferred Stock accrue at an annual rate of $73.80 per share until such shares are redeemed or converted, whether or not any funds are legally available therefor. Such dividends are payable only upon the conversion of the Series A Preferred Stock into Common Stock or the redemption thereof, unless any Senior Notes are then outstanding or if such payment is then prohibited by any other debt instruments of the Company or applicable law. In the event that payment of any accrued dividends is not so permitted, such dividends will remain an obligation of the Company and be payable at the earliest date on which both (i) no Senior Notes remain outstanding and (ii) such payment is not prohibited by the other debt instruments of the Company or by applicable law.

                       Busse Broadcasting Corporation

                                    Unaudited

6. CAPITAL STOCK (CONTINUED)

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, any holder of the Series A Preferred Stock will, for each share of Series A Preferred Stock, be entitled to receive a distribution of $1,000, plus any accrued and unpaid dividends, out of the assets of the Company prior to any distribution of assets with respect to any other shares of capital stock of the Company as a result of such liquidation, distribution or winding-up of the Company.

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into fully paid, nonassessable shares of Common Stock at the rate of 31.22958299 shares of Common Stock per share of Series A Preferred Stock, except that, if the Series A Preferred Stock is called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption. Provision will be made for adjustment of the conversation rate, under certain conditions, in order to protect the conversion rights against dilution.

The Series A Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, out of funds legally available therefor, at a per share redemption price equal to the per share liquidation preference per share ($1,000), plus in each case an amount equal to accrued and unpaid dividends, if any, to (and including) the redemption date, whether or not declared.

The holders of the Series A Preferred Stock have no voting rights except to the extent required by the Delaware General Corporation Law and the Series A Preferred Stock is entitled to no preemptive rights.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                    Condensed Consolidated Balance Sheets


                                                         MARCH 31, 1996     DECEMBER 31, 1995
                                                            UNAUDITED            AUDITED
                                                         --------------     ------------------
ASSETS
Current assets:
Cash and cash equivalents                               $     552,867            $   380,938
Receivables, net                                            2,021,306              2,149,310
Program contract rights                                       278,856                425,230
Other current assets                                            9,974                 27,560
                                                         --------------     ------------------
Total current assets                                        2,863,003              2,983,038
Property, plant and equipment, net                          8,415,373              8,612,289
Due from Parent                                               242,484                166,729
Deferred charges and other assets                              24,144                 27,125
Intangible assets and excess reorganization value          36,931,157             37,580,767
                                                         --------------     ------------------
Total assets                                              $48,476,161            $49,369,948
                                                         --------------     ------------------
                                                         --------------     ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses                   $     649,851           $    617,972
Program contracts payable                                     225,460                381,130
                                                         --------------     ------------------
Total current liabilities                                     875,311                999,102
Deferred income tax liabilities                             2,040,000              2,064,000
Other long-term liabilities                                     5,967                 10,442
Stockholder's equity:
   Common stock (voting) - $.01 par value, 1,000
     shares authorized, issued and outstanding                     10                     10
Additional paid-in capital                                 46,568,577             46,568,577
Accumulated deficit                                        (1,013,704)              (272,183)
                                                         --------------     ------------------
Total stockholder's equity                                 45,554,883             46,296,404
                                                         --------------     ------------------
Total liabilities and stockholder's equity                $48,476,161            $49,369,948
                                                         --------------     ------------------
                                                         --------------     ------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        KOLN/KGIN, Inc.
                  (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                         Condensed Consolidated Statements of Operations
                               and Stockholder's/Divisional Equity
                                           Unaudited


                                                      POST-EFFECTIVE DATE   PRE-EFFECTIVE DATE
                                                      -------------------   ------------------
                                                          THREE MONTHS         THREE MONTHS
                                                             ENDED                ENDED
                                                        MARCH 31, 1996         APRIL 2, 1995
                                                      -------------------    -----------------
Net revenue                                               $ 2,723,748           $ 2,417,788
Operating costs and expenses, excluding depreciation
 and amortization                                           1,344,698             1,217,244
Depreciation                                                  266,110               351,000
Amortization of intangibles and excess reorganization
 value                                                        649,610                45,500
Corporate expenses                                            226,588                73,500
                                                           -----------           -----------
Total operating costs and expenses                          2,487,006             1,687,244
                                                           -----------           -----------
Income from operations                                        236,742               730,544

Other income (expense):
  Interest income                                               5,497                 2,406
  Gain on disposition of assets                                    --                 2,798
  Other expense                                                (7,760)               (7,170)
                                                           -----------           -----------
Other expense                                                  (2,263)               (1,966)
                                                           -----------           -----------
Income before income taxes                                    234,479               728,578

(Provision) benefit for income taxes:

  Current                                                  (1,000,000)             (416,762)
  Deferred                                                     24,000               101,000
                                                           -----------           ----------
                                                             (976,000)             (315,762)
                                                           -----------           ----------
Net income (loss)                                            (741,521)              412,816

Stockholder's/divisional equity at begining of period      46,296,404            11,747,254
  Net intercompany transactions                                    --              (858,981)
                                                           -----------           -----------
Stockholder's/divisional equity at end of the period      $45,554,883           $11,301,089
                                                           -----------           -----------
                                                           -----------           -----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        KOLN/KGIN, Inc.
                  (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                         Condensed Consolidated Statements of Cash Flows
                                           Unaudited


                                                      POST-EFFECTIVE DATE   PRE-EFFECTIVE DATE
                                                      -------------------   ------------------
                                                          THREE MONTHS         THREE MONTHS
                                                             ENDED                ENDED
                                                        MARCH 31, 1996         APRIL 2, 1995
                                                      -------------------    -----------------
OPERATING ACTIVITIES

Net income (loss)                                         $ (741,521)           $ 412,816
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                              915,720              396,500
  Program payments over program amortization                 (11,002)              (2,677)
  Gain on disposition of assets                                   --               (2,798)
  Deferred income taxes                                      (24,000)            (101,000)
  Change in current assets and liabilities:
    Receivables                                              128,004              319,053
    Other current assets                                      17,586              (16,226)
    Accounts payable and accrued expenses                     31,879              (34,183)
                                                          -----------           ----------
Net cash provided by operating activities                    316,666              971,485

INVESTING ACTIVITIES
Capital expenditures                                         (69,194)             (40,190)
Proceeds from disposition of assets                               --                2,798
Decrease in other assets                                         212                  211
                                                          -----------           ----------
Net cash used in investing activities                        (68,982)             (37,181)

FINANCING ACTIVITIES

Net intercompany transactions                                     --             (858,981)
Increase in due from Parent                                  (75,755)                  --
                                                          -----------           ----------
Net cash used in financing activities                        (75,755)            (858,981)
                                                          -----------           ----------


Net increase in cash and cash equivalents                    171,929               75,323
Cash and cash equivalents at beginning of period             380,938               61,493
                                                          -----------           ----------
Cash and cash equivalents at end of period                $  552,867            $ 136,816
                                                          -----------           ----------
                                                          -----------           ----------
Supplemental information

  Income taxes paid                                       $1,000,000            $ 416,762
                                                          -----------           ----------
                                                          -----------           ----------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                 March 31, 1996


1. BASIS OF PRESENTATION

The financial statements present the financial position, results of operations and stockholder's/divisional equity, and cash flows of KOLN/KGIN-TV which was a division of Busse Broadcasting Corporation (the Company or Parent) until October 20, 1995. KOLN/KGIN-TV had no separate legal status or existence and was an operating division of the Company through that date. KOLN/KGIN-TV is a CBS affiliate operating channels 10 and 11 in the Lincoln - Hastings - Kearney, Nebraska television market.

As further discussed in Note 2, the assets and liabilities of KOLN/KGIN-TV were contributed to KOLN/KGIN, Inc., a wholly owned subsidiary of Busse Broadcasting Corporation, on October 20, 1995. Accordingly, the accompanying financial statements reflect the operations of KOLN/KGIN-TV as a separate legal entity since that date. The accompanying financial statements also include, since October 20, 1995, the accounts of KOLN/KGIN License, Inc., a wholly owned subsidiary of KOLN/KGIN, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Divisional equity balances through October 20, 1995 include net intercompany balances that result from various transactions between KOLN/KGIN-TV and the Company. There are no terms of settlement or interest charges associated with these balances. The balances are primarily the result of KOLN/KGIN-TV's participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN-TV and the current income taxes that would have been due to the Company. KOLN/KGIN-TV's receivable from the Company, which has been netted in the divisional equity balance, totaled $28,014,148 at April 2, 1995 and averaged $27,584,658 for the three months ended April 2, 1995. Subsequent to October 20, 1995 these transactions have flowed through the due from Parent account. There are no terms of settlement or interest related to these balances which averaged $204,606 due from the Parent during the period from December 31, 1995 through March 31, 1996.

                                 KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                  Unaudited


1. BASIS OF PRESENTATION (CONTINUED)

The Company and KOLN/KGIN, Inc. (then named WWMT, Inc.) filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. On April 20, 1995 the United States Bankruptcy Court (the "Court") for the district of Delaware confirmed the Plan, such Plan became effective May 3, 1995 (the "Effective Date") and the respective Chapter 11 cases were closed by the Court on September 21, 1995.

The American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting when companies operate under and emerge from the protection of Chapter 11. SOP 90-7 requires that if (a) the reorganization value of the company, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and (b) the holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity, then Fresh Start Accounting must be adopted. Since the Company met both of these conditions, it adopted Fresh Start Accounting on the Effective Date. Fresh Start Accounting provides that liabilities be recorded at their fair values, based upon market interest rates at the Effective Date. In addition, assets are to be recorded based on an allocation of the reorganization value of the Company, which approximates fair market value, and any retained earnings or deficit balance is to be eliminated as of the Effective Date.

The reorganization value of KOLN/KGIN-TV as of the Effective Date was based, in part, on the valuation information supplied to the bankruptcy court. The reorganization value was allocated based on appraisals which were performed by independent, third-party appraisers and were based on traditional valuation methods used in the appraisal industry.

The Company determined the Fresh Start Accounting balances for KOLN/KGIN-TV's liabilities were not impaired by the Plan and accordingly were recorded at their historical balances.

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the three months ended March 31, 1996 are not comparable to the three months ended April 2, 1995 and accordingly, Pre-Effective date and Post-Effective date financial statements are separated by a vertical line.

                                 KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                  Unaudited


1. BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited condensed consolidated financial statements in conjunction with the related notes to the financial statements reflect, in the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the unaudited interim periods. Results for such interim periods are not necessarily indicative of the results for the respective entire years.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of KOLN/KGIN, Inc.

2. FORMATION OF SUBSIDIARY AND CONTRIBUTION OF ASSETS AND LIABILITIES OF KOLN/KGIN-TV

On February 1, 1995 the Company formed a wholly-owned subsidiary, WWMT, Inc. (renamed Busse Management Inc. ("BMI") on May 3, 1995), and subsequently contributed to the subsidiary substantially all of the assets and current liabilities of television station WWMT-TV, Kalamazoo, Michigan, which were sold June 1, 1995. The proceeds from the sale of WWMT-TV were transferred by BMI to the Company in the form of a dividend or a note. The note receivable of BMI (now KOLN/KGIN, Inc.) from the Company has been reflected as a constructive dividend in the accompanying financial statements and accordingly, no interest income from the Company has been recorded.

The subsidiary conducted immaterial incidental corporate activities from June 2, 1995 through October 19, 1995. On October 19, 1995 the name of the subsidiary was changed from BMI to KOLN/KGIN, Inc.

On October 26, 1995 the Company issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof.

                                 KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                  Unaudited

2. FORMATION OF SUBSIDIARY AND CONTRIBUTION OF ASSETS AND LIABILITIES OF KOLN/KGIN-TV (CONTINUED)

To facilitate the collateral arrangements required by the Senior Notes the Company effected the following transactions on October 20, 1995:

1. The assets and liabilities relating to the operation of KOLN-TV and KGIN-TV were conveyed to KOLN/KGIN, Inc.

2. KOLN/KGIN, Inc. transferred the FCC licenses relating to the operation of KOLN-TV and KGIN-TV to its wholly-owned subsidiary KOLN/KGIN License, Inc. in exchange for all of the capital stock of the subsidiary.

Interest on the Senior Notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 1996. Interest is computed on the basis of 360-day year comprised of twelve 30-day months.

The Senior Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with all existing and future senior indebtedness of the Company. The Senior Notes are secured by all of the Company's equity interests in, and certain intercompany indebtedness of, its subsidiaries, including the respective subsidiaries which own KOLN/KGIN-TV and hold the FCC licenses of KOLN/KGIN-TV, certain agreements and contract rights related to such television station (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries, and proceeds thereof. In addition, the Company's subsidiaries (collectively the "Guarantors") have fully and unconditionally guaranteed, on a joint and several and senior secured basis, the Senior Notes and each such guarantee ranks senior in right of payment to all existing and future subordinated indebtedness of such Guarantor and ranks pari passu with all existing and future senior indebtedness of such Guarantor.

                                 KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                  Unaudited


2. FORMATION OF SUBSIDIARY AND CONTRIBUTION OF ASSETS AND LIABILITIES OF KOLN/KGIN-TV (CONTINUED)

The indenture relating to the Senior Notes (the "Indenture") contains various convenants and restrictions on the Company and its subsidiaries, including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries.

The Indenture does not restrict the ability of a subsidiary to pay dividends or make loans or advances to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

              The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and notes thereto included at Item 1, "Financial Statements," which provide additional information regarding the Company's financial activities and condition. The accompanying unaudited Condensed Consolidated Financial Statements, together with the related notes to such financial statements, reflect, in the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations for the unaudited interim periods. Results of such interim periods are not necessarily indicative of the results for the respective entire fiscal years.

              The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1996 and/or 1995 refer to the three month period ended March 31, 1996 or April 2, 1995, respectively.

              The Company and its then existing wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. The Plan was effected and the Company emerged from Chapter 11 bankruptcy reorganization (the "Restructuring") on May 3, 1995 (the "Effective Date"). The transactions comprising the Restructuring are summarized in Note 1 to Notes to Condensed Consolidated Financial Statements (Unaudited) of the Company for the three months ended March 31, 1996. The primary effects of the Restructuring on results of operations and liquidity are summarized below.

              The American Institute of Certified Public Accountants has issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which provides guidance for financial reporting when companies operate under the protection of Chapter 11 and as they emerge from Chapter 11. SOP 90-7 requires that if
(i) the reorganization value of the company, as defined, was less than the total of all post-petition liabilities and pre-petition claims and (ii) holders of voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity, then Fresh Start Accounting must be adopted. Because the Company met both of these conditions, it adopted Fresh Start Accounting on the Effective Date. Fresh Start Accounting provides that liabilities be recorded at their fair values, based upon market interest rates at the Effective Date. In addition, assets are to be recorded based on an allocation of the reorganization value of the Company, which approximates fair market value, and any retained earnings or deficit balance is to be eliminated as of the Effective Date.

            As of the Effective Date, the Company recognized the following non-recurring income and expense items relating to the Restructuring:

    (i) As a consequence of the adoption of Fresh Start Accounting, the Company revalued its assets and liabilities to fair value based on the estimated reorganization value of the Company as of the Effective Date.
Fresh Start Accounting required an increase in the Company's net assets of $103,810,917 which was reported as a gain on restructuring transaction in the Company's financial statements for the period ended May 2, 1995;

   (ii) In accordance with SOP 90-7, the legal, professional and other costs and expenses related to the Restructuring were charged to expense as incurred. Accordingly, $2,660,510, $2,148,588 and $558,686 were reported as an expense of the Restructuring in the Company's financial statements for the period ended May 2, 1995 and the fiscal years ended January 1, 1995 and January 2, 1994, respectively; and

  (iii) For financial reporting purposes, an extraordinary gain from forgiveness of debt of $46,479,605 was reported in the financial statements for the period ended May 2, 1995. This gain represents the total amount of debt eliminated for financial reporting purposes relating to the adoption of Fresh Start Accounting.

RESULTS OF OPERATIONS

           The unaudited Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 1996 (Post-Effective Date) are not comparable to the unaudited Condensed Consolidated Financial Statements for the three months ended April 2, 1995 (Pre-Effective Date) principally in the following areas: (i) depreciation and amortization expense in the Post-Effective Date financial statements reflects the restatement of assets to estimated fair value as of the Effective Date, (ii) interest expense in the Post-Effective Date financial statements reflects the new debt structure of the Company and (iii) the Pre-Effective Date statement of operations includes nonrecurring gains and expenses related to the Restructuring. In addition, the Company sold television station WWMT on June 1, 1995. Accordingly, results of operations for WWMT are included only in the three months ended April 2, 1995.

           The advertising revenues of the Company's television stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating expenses of the Company's television stations are generally consistent throughout the fiscal year. Revenues and expenses of the printing operations are generally not subject to significant seasonal fluctuations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 (POST-EFFECTIVE DATE) AND APRIL 2, 1995 (PRE-EFFECTIVE DATE)

           Net revenue declined $4,017,799, or 39.8%, to $6,070,495 from
$10,088,294 for the three months ended March 31, 1996 compared to the three months ended April 2, 1995 with all of such decline attributable to the exclusion of results from WWMT from the 1996 period. For KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations"), net revenue for the first quarter of 1996 increased $475,336, or 11.8%, to $4,511,640, from $4,036,304 for the comparable period in 1995. Net political revenue for the Stations during the three months ended March 31, 1996 increased by approximately $63,000 to $99,000 from $36,000 between the fiscal periods reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with primary elections associated with the biannual election cycle. WEAU-TV recorded
7.4% and 3.2% gains in net local and national time sales, respectively, during the three month period ended March 31, 1996, due to increased demand within that station's market and an increased share of the market's local revenues. KOLN/KGIN-TV recorded year-to-year increases in net local and national time sales of approximately 4.2% and 8.5%, respectively, attributable to a general improvement of advertising demand within that station's market. KOLN/KGIN-TV's share of the market's national revenue has remained generally consistent with historical share levels. Network compensation for the Stations increased approximately $165,000 to $342,000 in the three months ended March 31, 1996 compared to $177,000 for the three months ended April 2, 1995. Such increase reflects increased compensation pursuant to new long-term affiliation agreements for each station which became effective January 1, 1996.

           Net revenue from Winnebago Color Press decreased $306,401, or 16.4% , to $1,558,855 for the three months ended March 31, 1996 from $1,865,256 in the comparable 1995 period due to reduced demand and strong price competition within this segment. The amount of net revenue generated by the Company's commercial printing business is not expected to improve during the second quarter of fiscal 1996 when compared to the similar period of 1995.

           Operating expenses, excluding depreciation and amortization expenses, decreased $2,501,219, or 41.0%, to $3,596,100 for the three months ended March 31, 1996 from $6,097,319 for the comparable 1995 period. Of such decline, $2,339,312 is attributable to the exclusion of results for WWMT from the 1996 period. Operating expenses, excluding depreciation and amortization expenses, for the Stations increased $101,648, or 4.9%, to $2,167,231, from $2,065,583 for the comparable period of 1995 reflecting, in part, modest expansion of news services at KOLN/KGIN-TV. Operating expenses, excluding depreciation and amortization expenses, for Winnebago Color Press decreased $223,611, or 13.7%, to $1,408,869 from $1,632,480 with approximately $209,000 of the decrease attributable to a reduction in the cost of sales due to the lower sales volume discussed above.

           Depreciation and amortization expenses increased $233,541, or 17.6%, to $1,561,869 for the three months ended March 31, 1996 from $1,328,328 for the 1995 period. This increase results primarily from changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting, offset, in part, by including depreciation and amortization expenses associated with WWMT of $409,204 only in the 1995 period. Depreciation and amortization expenses attributable to the Stations increased $764,066, or 107.9%, to $1,472,266 for the three months ended March 31, 1996 from $708,200 for the 1995 fiscal period reflecting the adoption of Fresh Start Accounting.

           Corporate expenses increased $167,627, or 70.2%, to $406,562 during the three months ended March 31, 1996 from $238,935 for the three months ended April 2, 1995. The 1996 period includes charges of $91,414 relating to the accrual of obligations under the Company's long term incentive plan and $22,152 relating to certain litigation (see Part II, Item 1, "Legal Proceedings"); no comparable charges were recorded in the 1995 period.

           Income from operations decreased $1,917,748, or 79.1%, to $505,964 for the three months ended March 31, 1996 from $2,423,712 for the comparable period of 1995, with the sale of WWMT accounting for $1,438,218 of the decrease. Income from operations attributable to the Stations declined $390,378, or 30.9%, to $872,143 for the three months ended March 31, 1996 from $1,262,521 in the 1995 period as the Stations' increased net revenues were offset by increased costs of operations, including depreciation and amortization charges resulting from the adoption of Fresh Start Accounting. Income from operations for printing declined $59,614, or 46.5%, to $68,712 from $128,326 in the comparable 1995 fiscal period due primarily to the lower sales volume discussed above.

           Interest expense decreased $3,891,048, or 63.9%, to $2,203,243 for the three months ended March 31, 1996 from $6,094,291 for the comparable 1995 fiscal period reflecting the Company's Post-Effective Date capitalization and the Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements." In addition, pursuant to the Plan, the Company did not accrue approximately $767,000 of interest on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through April 2, 1995.

           Interest income increased $34,648, or 53.2%, to $99,767 for the three months ended March 31, 1996 from $65,119 for the 1995 fiscal period reflecting earnings on the funds in the Escrow Account prior to the Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements."

           The 1996 current income tax expense reflects current state tax expense. The Company has analyzed its deferred tax assets and liabilities and has concluded that no provision for deferred federal or state taxes is required for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 31, 1996 totaled $6,239,441 compared to $38,893,959 at December 31, 1995. The primary changes in the Company's cash position results from the Company's use of approximately $35.2 million to effect the cash portion of the Junior Subordinated Note Redemption which was completed on January 12, 1996. (See
Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 1996.) Immediately following the Junior Subordinated Note Redemption the Company had an available cash reserve of $4,000,000.

     The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $2,828,056 and $2,308,533 for the three months ended March 31, 1996 and April 2, 1995, respectively. The increase in net cash generated in 1996 is due primarily to the improved results of operations of the Stations before giving effect to certain non-cash charges such as depreciation and amortization and to changes in certain working capital accounts.

     The Company's cash interest requirements will increase significantly during the 1996 fiscal year when compared to the 1995 fiscal year reflecting the semi-annual cash interest payments of approximately $3,634,000 due with respect to the Senior Notes, which were issued in October 1995. Interest on a substantial portion of the indebtedness issued pursuant to the Restructuring and subsequently redeemed, in connection with the sale of WWMT and the issuance of the Senior Notes, was payable through the issuance of additional securities.

     In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the 1995 fiscal year capital expenditures totaled $1,154,500, of which $943,796 related to its existing broadcast operations and $137,572 related to the
Company's printing operations.   The Company has budgeted up to $2,000,000 for
capital expenditures during 1996; approximately $1,000,000 has been allocated for the Stations. The balance of the anticipated 1996 expenditures has been allocated to Winnebago Color Press and includes $860,000 relating to the acquisition of certain digital pre-press equipment.

     The Company anticipates aggregate capital expenditures for fiscal years 1997 and 1998 will approximate $1,200,000 in each year. It is anticipated that significant capital expenditures may be required in the future to implement advanced television systems, ("ATV") including high definition television, at the Stations. The Federal Communications Commission ("FCC") has not yet determined the technical standards for ATV nor has it established a specific timetable for implementation of ATV. The Company cannot presently predict the cost of implementing ATV in each of the Stations.

     Although there can be no assurance that the Company will generate earnings in the future sufficient to cover its fixed charges, including the debt service obligations with respect to the Senior Notes, management believes that the cash flow generated from the Company's operations and available cash on hand should be sufficient to fund its interest requirements, working capital needs, anticipated capital expenditures and other operating expenses through the end of fiscal year 1998. The Company's high degree of leverage will have important consequences, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's operating cash flow will be required to be dedicated to the payment of the Company's interest expense; (iii) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (iv) the Company may be more vulnerable in the event of a downturn in its businesses. The Company's future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     The Company does not currently have additional credit availability under any agreements and the indenture governing the Senior Notes (the "Indenture") limits the Company's ability to incur additional Indebtedness (as defined therein). The limitation in the Indenture on the Company's ability to incur additional Indebtedness, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

INCOME TAXES

     The Company estimated that its federal NOL carryover as of December 31, 1995 was approximately $58.1 million. This NOL carryover is expected to be sufficient, under certain circumstances, to shelter taxable income (except for any alternative minimum tax) for the foreseeable future, absent a sale of any of the Company's significant assets or an "ownership change" under section 382 of the United States Internal Revenue Code, as amended, (the "Code"). If an "ownership change", as defined in the Code, occurs within two years of the Effective Date, the Company's ability to utilize its NOL carryover to offset operating income will likely be severely limited. However, if such "ownership change" occurs, the Company may utilize its NOL carryover, under certain circumstances, to offset any "built-in" or "inherent" gains as of the Effective Date which are recognized within five years thereafter. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 1996.

RETENTION OF A FINANCIAL ADVISER BY CONTROLLING STOCKHOLDERS

     The Company has been advised by its controlling stockholders that they have engaged the investment banking firm of Morgan Stanley & Co. Incorporated to act as a financial adviser in connection with the possible sale of the Company. There can be no assurance as to whether any transaction will result from such engagement or as to value, timing or structure of any such transaction.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel Communications, Ltd. ("Citadel"), the licensee of station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On July 20, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. The grounds asserted as a basis for reviewing the FCC's action in the appeal include, among others, that the FCC violated its own procedures and precedents in authorizing the move of Channel 8 from Albion to Lincoln, Nebraska, that the waiver of local ownership rules which the FCC granted to Citadel was inconsistent with precedent and public interest and that the FCC improperly disregarded the
loss of service to Albion that would result from Citadel's relocation.   The
Court of Appeals heard oral arguments in this case on March 26, 1996 and the Company is awaiting the decision of such court. Citadel has changed the station call letters of Channel 8 to KLKN, commenced broadcast operations on the Lincoln cable system on April 1, 1996 and is expected to commence full over-the-air broadcast operations during the second quarter of 1996. The Company cannot predict the outcome of this proceeding, nor can it predict the impact of the introduction of Channel 8 in Lincoln, Nebraska upon the Company's future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
- --------------       ----------------------

    10.1 NBC Television Network Affiliation Agreement dated April 8, 1996 by and among National Broadcasting Company, Inc., Busse Broadcasting Corporation and WEAU License, Inc.

    27               Financial Data Schedule for the Quarter ended
                     March 31, 1996


(b)  Reports on Form 8-K

     None.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSSE BROADCASTING CORPORATION



Dated:  May 15, 1996                   By:  /s/ James C. Ryan
                                          -----------------------------------
                                          James C. Ryan,
                                          Chief Financial Officer
                                          (chief accounting officer
                                          and officer duly authorized
                                          to sign on behalf of the
                                          Registrant)

                               EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
- ------                     ----------------------

10.1       NBC Television Network Affiliation Agreement dated
           April 8, 1996 by and among National Broadcasting
           Company, Inc., Busse Broadcasting Corporation and
           WEAU License, Inc.

27         Financial Data Schedule for the Quarter ended
           March 31, 1996