Form 10-Q
period 1996-06-30
BUSSE BROADCASTING CORP
filed 1996-08-13
CIK 831864

- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      ----------

                                       FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the quarterly period ended June 30, 1996

                                          or

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                          141 East Michigan Avenue, Suite 300
                               Kalamazoo, Michigan 49007
                       (Address of principal executive offices)

                                    (616) 388-8019
                 (Registrant's telephone number, including area code)

                           ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
   -------      -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No
   -------     -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of June 30, 1996, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding.

- --------------------------------------------------------------------------------

                         BUSSE BROADCASTING CORPORATION
                          Form 10-Q Table of Contents

                                                                    Page
                                                                  Reference
                                                                  ---------

PART I FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

BUSSE BROADCASTING CORPORATION
         Condensed Consolidated Balance Sheets as of
         June 30, 1996 (Unaudited) and December 31, 1995
         (Audited)                                                     3

         Condensed Consolidated Statements of Operations for
         the Three Months and Six Months Ended June 30, 1996
         (Unaudited) and the Fiscal Periods from May 3, 1995
         through July 2, 1995 (Unaudited) and January 2, 1995
         through May 2, 1995 (Audited)                                 4

         Unaudited Condensed Consolidated Statements of
         Stockholders' Equity (Deficit)                                6

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 1996 (Unaudited) and
         the Fiscal Periods from May 3, 1995 through July 2,
         1995 (Unaudited) and January 2, 1995 through
         May 2, 1995 (Audited)                                         7

         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Six Months Ended June 30, 1996             8

KOLN/KGIN, INC. (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
         Condensed Consolidated Balance Sheets as of June 30,
         1996 (Unaudited) and December 31, 1995 (Audited)             21

         Condensed Consolidated Statements of Operations and
         Stockholder's/Divisional Equity for the Three Months
         and Six Months Ended June 30, 1996 (Unaudited) and the
         Fiscal Periods from May 3, 1995 through July 2, 1995
         (Unaudited) and January 2, 1995 through May 2, 1995
         (Audited)                                                    22

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1996 (Unaudited) and the Fiscal Periods from May 3, 1995 through July 2, 1995 (Unaudited)
         and January 2, 1995 through May 2, 1995 (Audited)            23

         Notes to Unaudited Condensed Consolidated Financial
         Statements for the Six Months Ended June 30, 1996            24

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          29

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                            38

Item 6   Exhibits and Reports on Form 8-K                             38

SIGNATURES                                                            39

Part I   Financial Information
Item 1   Financial Statements

                            Busse Broadcasting Corporation

                         Condensed Consolidated Balance Sheets


                                              JUNE 30, 1996   DECEMBER 31, 1995
                                                UNAUDITED         AUDITED
                                            -----------------------------------
ASSETS (NOTE 1)
Current assets:
 Cash and cash equivalents                    $ 4,905,729       $ 38,893,959
 Receivables, net                               4,201,626          4,589,784
 Inventories                                      726,300            920,000
 Other current assets                             403,792          1,010,734
                                             -----------------------------------
Total current assets                           10,237,447         45,414,477

Property, plant and equipment, net             17,865,633         17,877,590
Deferred charges and other assets               2,666,697          2,791,788
Intangible assets and excess reorganization
  value                                        54,948,956         56,896,391
                                             -----------------------------------
Total assets                                  $85,718,733       $122,980,246
                                             -----------------------------------
                                             -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  (NOTE 1)
Current liabilities:
 Accounts payable and accrued expenses        $ 3,339,766       $  3,225,767
 Current maturities of long-term debt
   (NOTE 3)                                       136,374         35,214,927
                                             -----------------------------------
Total current liabilities                       3,476,140         38,440,694

Long-term debt (NOTE 3)                        60,299,353         77,525,774
Other long-term liabilities                       730,058            476,176

Stockholders' equity (NOTES 3 AND 6):
 Series A cumulative convertible preferred
   stock (non-voting)--$.01 par value,
   65,524.41 shares issued and outstanding
   as of June 30, 1996                         17,330,660                 --
 Series A preferred stock dividends in
   arrears                                      2,252,245                 --
 Common stock (voting) - $.01 par value,
   2,154,000 shares authorized, 107,700
   shares issued and outstanding                    1,077              1,077
 Additional paid-in capital-common stock        9,185,772          9,185,772
 Accumulated deficit (NOTE 1)                  (7,556,572)        (2,649,247)
                                             -----------------------------------
Total stockholders' equity                     21,213,182          6,537,602
                                             -----------------------------------
Total liabilities and stockholders' equity    $85,718,733       $122,980,246
                                             -----------------------------------
                                             -----------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                    Condensed Consolidated Statements of Operations



                                                                                         PRE-EFFECTIVE
                                                POST-EFFECTIVE DATE UNAUDITED            DATE AUDITED
                                            -------------------------------------------------------------
                                                                          FISCAL PERIOD   FISCAL PERIOD
                                             THREE MONTHS    SIX MONTHS    FROM MAY 3,   FROM JANUARY 2,
                                            ENDED JUNE 30, ENDED JUNE 30, 1995 THROUGH    1995 THROUGH
                                                 1996           1996      JULY 2, 1995     MAY 2, 1995
                                            -------------------------------------------------------------
Net revenue                                    $6,506,551    $12,577,046     $3,972,041    $14,510,895

Operating costs and expenses, excluding
  depreciation and amortization                 3,583,939      7,180,039      2,387,522      8,509,977
Depreciation                                      564,496      1,145,084        394,334      1,307,271
Amortization of intangibles and excess
  reorganization value                            966,153      1,947,434        658,022        468,801
                                            -------------------------------------------------------------
Total operating costs and expenses              5,114,588     10,272,557      3,439,878     10,286,049

Corporate expenses                                423,528        830,090        225,760        290,960
                                            -------------------------------------------------------------
Income from operations                            968,435      1,474,399        306,403      3,933,886

Other income (expense):
 Interest expense                              (2,069,078)    (4,272,321)    (1,388,150)    (7,472,473)
 Interest income                                   56,608        156,375        325,660         85,525
 Gain on disposition of assets                      1,566         17,166            602          2,133
 Other income (expense)                             5,220         (5,699)         1,137        144,198
                                            -------------------------------------------------------------
Other expense                                  (2,005,684)    (4,104,479)    (1,060,751)    (7,240,617)
                                            -------------------------------------------------------------
Loss before reorganization items,
  income taxes and extraordinary item          (1,037,249)    (2,630,080)      (754,348)    (3,306,731)

Reorganization items:
 Gain on restructuring transaction
   (NOTE 1)                                            --             --             --    103,810,917
 Legal and professional fees                           --             --             --     (2,660,510)
                                            -------------------------------------------------------------
Income (loss) before income taxes and
  extraordinary item                           (1,037,249)    (2,630,080)      (754,348)    97,843,676
Benefit (provision) for income taxes
  (NOTE 4)
 Current - State                                       --        (25,000)            --       (100,000)
 Deferred                                              --             --             --      2,318,000
                                            -------------------------------------------------------------
Income (loss) before extraordinary
  item                                         (1,037,249)    (2,655,080)      (754,348)   100,061,676
Extraordinary item
 Debt forgiveness related to
   restructuring transactions (NOTE 1)                 --             --             --     46,479,605
                                            -------------------------------------------------------------
Net income (loss)                             $(1,037,249)   $(2,655,080)     $(754,348)  $146,541,281
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------




                            Busse Broadcasting Corporation

             Condensed Consolidated Statements of Operations (continued)



                                                                                         PRE-EFFECTIVE
                                                POST-EFFECTIVE DATE UNAUDITED            DATE AUDITED
                                            -------------------------------------------------------------
                                                                          FISCAL PERIOD   FISCAL PERIOD
                                             THREE MONTHS    SIX MONTHS    FROM MAY 3,   FROM JANUARY 2,
                                            ENDED JUNE 30, ENDED JUNE 30, 1995 THROUGH    1995 THROUGH
                                                 1996           1996      JULY 2, 1995     MAY 2, 1995
                                            -------------------------------------------------------------
Charges to stockholders' equity (deficit)
  for Series A preferred stock dividends
  in arrears                                  $(1,205,614)   $(2,252,245)     $      --      $      --
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------
Income (loss) per common share:
 Income (loss) before extraordinary
  item and charges for Series A
  preferred stock dividends in
  arrears                                     $     (9.63)   $    (24.65)     $   (6.90)     $  990.71
 Extraordinary item                                    --             --             --         460.19
 Series A preferred stock dividends
   in arrears                                      (11.19)        (20.91)            --             --
                                            -------------------------------------------------------------
Net income (loss)                             $    (20.82)   $    (45.56)     $   (6.90)     $1,450.90
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------
Weighted average common shares
  outstanding                                     107,700        107,700        109,387        101,000
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

    Condensed Consolidated Statements of Stockholders' Equity (Deficit) (NOTE 1)
                                       Unaudited


                                                                       Preferred Stock
                                       ----------------------------------------------------------------------------------------
                                       Pre-Effective                 Dividends in   Post-Effective                Dividends in
                                        Date Shares     Amount          Arrears       Date Shares     Amount         Arrears
                                       ----------------------------------------------------------------------------------------
Balance January 2, 1994                          30     $3,000,000     $2,859,000             --     $       --     $       --

Net loss                                         --             --             --             --             --             --
Provisions for dividends in arrears              --             --        450,000             --             --             --
                                       ----------------------------------------------------------------------------------------
Balance January 1, 1995                          30      3,000,000      3,309,000             --             --             --

Net income for the period from
  January 2, 1995 through May 2,
  1995                                           --             --             --             --             --             --

Transactions pursuant to Plan of
  Reorganization:
   Cancellation of pre-effective
     date preferred stock                       (30)    (3,000,000)    (3,309,000)            --             --             --
   Cancellation of pre-effective
     date common stock                           --             --             --             --             --             --
   Issuance of post-effective date
     common stock and adoption
     of fresh start accounting                   --             --             --             --             --             --
                                       ----------------------------------------------------------------------------------------
Balance May 3, 1995                              --             --             --             --             --             --

Net loss for the period from May 3,
  1995 through December 31, 1995                 --             --             --             --             --             --
Purchase and cancellation of
  Company's stock                                --             --             --             --             --             --
                                       ----------------------------------------------------------------------------------------
Balance December 31, 1995                        --             --             --             --             --             --

Issuance of Series A preferred stock
  in exchange for junior
  subordinated pay-in-kind notes on
  January 12, 1996                               --             --             --      65,524.41     17,330,660             --
Net loss for the period from
  January 1, 1996 through
  June  30, 1996                                 --             --             --             --             --             --
Provisions for dividends in arrears              --             --             --             --             --      2,252,245
                                       ----------------------------------------------------------------------------------------
Balance June 30, 1996                            --     $       --     $       --      65,524.41    $17,330,660     $2,252,245
                                       ----------------------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------------------


                                                                   Common Stock
                                     -----------------------------------------------------------------                     Total
                                                     Pre-Effective Date Shares             Additional                  Stockholders'
                                     Post-Effective  -------------------------              Paid-in      Accumulated       Equity
                                       Date Shares    Class A         Class B    Amount     Capital        Deficit       (Deficit)
                                     ----------------------------------------------------------------- -----------------------------
Balance January 2, 1994                         --         1,000        100,000   $1,010  $1,008,990  $(130,182,521) $(129,172,521)

Net loss                                        --            --             --       --          --    (14,024,860)   (14,024,860)
Provisions for dividends in arrears             --            --             --       --          --       (450,000)      (450,000)
                                     ----------------------------------------------------------------------------------------------
Balance January 1, 1995                         --         1,000        100,000    1,010   1,008,990   (144,657,381)  (143,647,381)

Net income for the period from
  January 2, 1995 through May 2,
  1995                                          --            --             --       --          --    146,541,281    146,541,281

Transactions pursuant to Plan of
  Reorganization:
   Cancellation of pre-effective
     date preferred stock                       --            --             --       --          --      6,309,000      6,309,000
   Cancellation of pre-effective
     date common stock                          --        (1,000)      (100,000)  (1,010) (1,008,990)     1,010,000             --
   Issuance of post-effective date
     common stock and adoption
     of fresh start accounting             110,000            --             --    1,100   9,201,800     (9,202,900)            --
                                     ----------------------------------------------------------------------------------------------
Balance May 3, 1995                        110,000            --             --    1,100   9,201,800             --      9,202,900

Net loss for the period from May 3,
  1995 through December 31, 1995                --            --             --       --          --     (2,649,247)    (2,649,247)
Purchase and cancellation of
  Company's stock                           (2,300)           --             --      (23)    (16,028)            --        (16,051)
                                     ----------------------------------------------------------------------------------------------
Balance December 31, 1995                  107,700            --             --    1,077   9,185,772     (2,649,247)     6,537,602

Issuance of Series A preferred stock
  in exchange for junior
  subordinated pay-in-kind notes on
  January 12, 1996                              --            --             --       --          --             --     17,330,660
Net loss for the period from
  January 1, 1996 through
  June  30, 1996                                --            --             --       --          --     (2,655,080)    (2,655,080)
Provisions for dividends in arrears             --            --             --       --          --     (2,252,245)            --
                                     ----------------------------------------------------------------------------------------------
Balance June 30, 1996                      107,700            --             --   $1,077  $9,185,772    $(7,556,572)   $21,213,182
                                     ----------------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                    Condensed Consolidated Statements of Cash Flows



                                                                                    PRE-EFFECTIVE
                                                   POST-EFFECTIVE DATE UNAUDITED     DATE AUDITED
                                                   -----------------------------------------------
                                                                                    FISCAL PERIOD
                                                                  FISCAL PERIOD         FROM
                                                   SIX MONTHS      FROM MAY 3,      JANUARY 2,1995
                                                      ENDED       1995 THROUGH         THROUGH
                                                   JUNE 30, 1996  JULY 2, 1995       MAY 2, 1995
                                                   -----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $(2,655,080)    $ (754,348)      $146,541,281
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                       3,092,518      1,052,356          1,776,072
   Noncash interest expense                              534,753      1,018,497          6,743,397
   Program payments (over) under program
    amortization                                         (15,528)       (13,519)            20,063
   Increase in other long-term liabilities               262,830        101,075             79,926
   Gain on disposition of assets                         (17,166)          (602)            (2,133)
   Deferred income tax benefit (NOTE 4)                       --             --         (2,318,000)
 Reorganization items:
   Gain on restructuring transactions (NOTE 1)                --             --       (103,810,917)
   Debt forgiveness relating to restructuring
    transactions (NOTE 1)                                     --             --        (46,479,605)
   Change in current assets and liabilities:
    Receivables                                          388,158       (794,932)           596,984
    Inventories and other current assets                 307,994        314,931            185,403
    Accounts payable and accrued expenses                620,518        (17,332)          (378,690)
                                                   ------------------------------------------------
Net cash provided by operating activities              2,518,997        906,126          2,953,781

INVESTING ACTIVITIES:
 Proceeds from sale of television station, net                --     98,979,532                 --
 Additions to property, plant and equipment           (1,132,977)      (187,800)          (497,728)
 Proceeds from disposition of assets                      17,016            602              4,089
 Decrease in other assets                                    884            130                295
                                                   ------------------------------------------------
Net cash provided by (used in) investing activities   (1,115,077)    98,792,464           (493,344)

FINANCING ACTIVITIES:
 Purchase and cancellation of Company's stock                 --        (16,051)                --
 Payments on indebtedness                                (66,777)            --         (4,641,023)
 Redemption of indebtedness                          (35,146,439)   (96,037,880)                --
 Payment of deferred financing costs                    (178,934)            --                 --
                                                   ------------------------------------------------
Net cash used in financing activities                (35,392,150)   (96,053,931)        (4,641,023)

Net increase (decrease) in cash and cash equivalents (33,988,230)     3,644,659         (2,180,586)
 Cash and cash equivalents at beginning of period     38,893,959      2,154,825          4,335,411
                                                   ------------------------------------------------
 Cash and cash equivalents at end of period         $  4,905,729   $  5,799,484       $  2,154,825
                                                   ------------------------------------------------
                                                   ------------------------------------------------

Supplemental disclosure of cash flow information:
 Interest paid during the period                    $  3,643,821   $    651,153       $    742,020
                                                   ------------------------------------------------
                                                   ------------------------------------------------
 Income taxes paid during the period                $         --   $         --       $    100,000
                                                   ------------------------------------------------
                                                   ------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                 Notes to Condensed Consolidated Financial Statements
                                       Unaudited

                                     June 30, 1996

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

The Plan provided for, among other things, the following as of the Effective
Date:

    Creditors under the Bank Credit Agreement received, on a pro-rata basis, immediately prior to the Effective Date $4,600,000 of cash (plus interest of $23,000), and on the Effective Date received on a pro-rata basis, in exchange, on a dollar for dollar basis, for 100% of the aggregate claims held against the Company, Senior Secured Credit Agreement Notes (the "Credit Agreement") in the aggregate principal amount of $10,400,000;

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

    Holders of the Zero Coupon Senior Notes also received on a pro-rata basis 100% of the new common stock of the restructured Company. As a result of the Plan, on May 3, 1995 98% of the new common stock was held by a group of related investment funds, the "Southstreet Funds". On June 16, 1995 the Company purchased and retired the 2,300 shares of common stock not controlled by the Southstreet Funds;

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

                            Busse Broadcasting Corporation

                                       Unaudited



1. BASIS OF PRESENTATION (CONTINUED)

The adjustments to adopt Fresh Start Accounting resulted in a total gain on restructuring transactions of $150,290,522 in the accompanying statement of operations for the period from January 2, 1995 through May 2, 1995. The components of this gain are as follows:

Adjustments to assets and liabilities to reflect adoption of Fresh
 Start Accounting                                                 $103,810,917
Debt forgiveness related to restructuring transactions
 (classified as an extraordinary item in the accompanying
 statement of operations)                                           46,479,605
                                                                 --------------

Total gain on restructuring transactions                          $150,290,522
                                                                 --------------
                                                                 --------------

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the Post-Effective Date periods are not comparable to the Pre-Effective Date periods and accordingly, Pre-Effective Date and Post-Effective Date financial statements are separated by a vertical line.

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

                            Busse Broadcasting Corporation

                                       Unaudited



2. SALE OF WWMT-TV

On February 1, 1995 the Company formed a wholly-owned subsidiary, WWMT, Inc. [renamed Busse Management Inc. ("BMI") on May 3, 1995 and further renamed KOLN/KGIN, Inc. on October 20, 1995], and subsequently contributed substantially all of the assets and current liabilities of television station WWMT-TV, Kalamazoo, Michigan, to the subsidiary. On February 20, 1995 the Company and WWMT, Inc. entered into an agreement with Granite Broadcasting Corporation ("Granite") to sell substantially all of the assets of WWMT for $95,000,000 plus the net working capital as defined therein and Granite's assumption of certain liabilities. The sale was completed as of the opening of business on June 1, 1995. Gross proceeds from the sale of approximately $99,400,000 were used, in part, to redeem approximately $96,000,000 aggregate principal amount of certain indebtedness issued by the Company pursuant to the Plan at 100% of face value, plus accrued interest through the date of redemption.

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

3. DEBT

Debt is summarized as follows:


                                                        JUNE 30,   DECEMBER 31,
                                                          1996         1995
                                                    ---------------------------
(a) Senior Secured Notes, net of unamortized
    original issue discount of $2,269,626 and
    $2,454,185 at June 30, 1996 and December 31,
    1995, respectively                               $60,257,374  $  60,072,815
    7.38% Junior Subordinated Pay-in-Kind Notes               --     41,960,647
    17% Discounted Junior Subordinated Pay-in-Kind
    Notes                                                     --     10,462,108
(b) Promissory Note                                      178,353        245,131
(c) Term Loan Commitment                                      --             --
                                                    ---------------------------
Total debt                                            60,435,727    112,740,701
Less current maturities                                  136,374     35,214,927
                                                    ---------------------------
Long term debt                                       $60,299,353  $  77,525,774
                                                    ---------------------------
                                                    ---------------------------

                            Busse Broadcasting Corporation

                                       Unaudited



3. DEBT (CONTINUED)

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

                            Busse Broadcasting Corporation

                                       Unaudited



3. DEBT (CONTINUED)

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

                            Busse Broadcasting Corporation

                                       Unaudited



3. DEBT (CONTINUED)

On March 14, 1996 the Company effected a registered exchange offer (the "Exchange") and exchanged $1,000 in principal amount of its 11 5/8% Senior Secured Notes due 2000 which were registered under the Securities Act of 1933 (the "Exchange Notes") for each $1,000 principal amount of the outstanding New Notes. All of the outstanding New Notes were exchanged for Exchange Notes. The sole purpose of the Exchange was to fulfill the obligations of the Company with respect to the registration of the New Notes. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the New Notes, the Company agreed to file with the Securities and Exchange Commission a registration statement relating to the Exchange pursuant to which the Exchange Notes would be issued. The Exchange Notes contain substantially identical terms as the New Notes including principal amount, interest rate, maturity, security and ranking. The Exchange Notes are guaranteed by the Guarantors on the same basis that the New Notes were guaranteed.

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

(c) Term Loan Commitment

On May 10, 1996 the Company obtained a $645,000 term loan commitment (the "Term Loan Commitment") from a financial institution to finance the acquisition of certain digital pre-press equipment which the Company acquired during June 1996. The Company expects to utilize the full amount of the Term Loan Commitment during the third quarter of 1996 with the funds being advanced to the Company in exchange for a promissory note. Such note, when incurred, would be (i) secured solely by the assets purchased, (ii) payable on the 10th of each month in equal installments so that the outstanding principal balance would be $430,000 on May 10, 1997, plus accrued interest, at an annual interest rate of 9.13%, and (iii) be payable after May 10, 1997 in thirty-six (36) equal monthly installments, plus accrued interest, with the Company selecting between certain variable or a fixed interest rate options.

                            Busse Broadcasting Corporation

                                       Unaudited



4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      JUNE 30,    DECEMBER 31,
                                                        1996          1995
                                                 ------------------------------
Deferred tax liabilities:
 Property, plant and equipment basis differences     $ 4,014,000   $ 4,208,000
 Debt basis differences                                       --    18,852,000
                                                 ------------------------------
                                                       4,014,000    23,060,000
Deferred tax assets:
 Federal net operating loss carryforwards             21,949,000    21,405,000
 State net operating loss carryforwards                1,987,000     1,935,000
 Other                                                    82,000       124,000
                                                 ------------------------------
                                                      24,018,000    23,464,000
Valuation allowances                                 (20,004,000)     (404,000)
                                                 ------------------------------
                                                       4,014,000    23,060,000
                                                 ------------------------------
                                                     $        --   $        --
                                                 ------------------------------
                                                 ------------------------------

As of December 31, 1995 the Company had approximately $58.1 million of federal net operating loss carryforwards ("NOL's"). As a result of the Plan (see Note 1) the Company believes it is eligible for treatment under Section 382 (l) (5) of the Internal Revenue Code, as amended (the "Code"). This treatment will allow the restructured Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

                            Busse Broadcasting Corporation

                                       Unaudited



4. INCOME TAXES (CONTINUED)

If the Company is unable, or if it is undesirable, to obtain treatment under
Section 382(l)(5), the Company may be able (prior to filing its 1995 tax return by September 15, 1996) to elect an alternative treatment under Section 382(l)(6) of the Code. Under Section 382(l)(6), the Company may utilize its NOL's under certain circumstances, including generally to offset any "built-in" or "inherent" gains as of the Effective Date which are recognized within five years thereafter. However, the Company's ability to utilize its NOL's against its operating income under Section 382(l)(6) will likely be severely limited.

5. SUBSIDIARY GUARANTORS

The Senior Notes are fully and unconditionally guaranteed, on a joint and several and senior secured basis, by all of the Company's direct and indirect subsidiaries, each of which is wholly-owned.

The following tables present summarized combined balance sheet and operating statement information for (i) KOLN/KGIN, Inc., (ii) KOLN/KGIN License, Inc. and (iii) WEAU License, Inc., or the respective prior operations as a division of the Company. Separate financial statements of KOLN/KGIN, Inc. immediately follow these Notes to condensed consolidated financial statements of Busse Broadcasting Corporation. Separate financial statements and other disclosures concerning KOLN/KGIN License, Inc. and WEAU License, Inc. have not been presented because management has determined that such financial statements would not be material to investors.

                                                      JUNE 30,    DECEMBER 31,
                                                        1996         1995
                                                 ------------------------------
ASSETS
Current assets                                       $ 2,778,437   $ 3,129,038
Non-current assets                                    50,595,849    52,405,578
                                                 ------------------------------
                                                     $53,374,286   $55,534,616
                                                 ------------------------------
                                                 ------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                                  $   629,320   $ 1,116,223
Non-current liabilities                                6,787,420     6,954,442
Stockholder's equity                                  45,957,546    47,463,951
                                                 ------------------------------
Total liabilities and stockholder's equity           $53,374,286   $55,534,616
                                                 ------------------------------
                                                 ------------------------------

                            Busse Broadcasting Corporation

                                       Unaudited



5. SUBSIDIARY GUARANTORS (CONTINUED)


                                                                                         PRE-EFFECTIVE
                                                POST-EFFECTIVE DATE                           DATE
                                            -------------------------------------------------------------
                                                                          FISCAL PERIOD   FISCAL PERIOD
                                             THREE MONTHS    SIX MONTHS    FROM MAY 3,   FROM JANUARY 2,
                                                ENDED           ENDED     1995 THROUGH    1995 THROUGH
                                             JUNE 30, 1996  JUNE 30, 1996  JULY 2, 1995    MAY 2, 1995
                                            -------------------------------------------------------------
Net revenue                                    $2,916,964     $5,816,712     $1,496,400   $  3,489,390
Total operating costs and expenses              2,475,377      5,065,003      1,541,648      2,393,360
Income (loss) from operations                     441,587        751,709        (45,248)     1,096,030
Reorganization item - gain on
 restructuring transaction                             --             --             --     34,831,263
Net income (loss)                                (243,869)    (1,056,405)      (220,069)    36,308,787


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

                            Busse Broadcasting Corporation

                                       Unaudited



6. CAPITAL STOCK (CONTINUED)

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

                            Busse Broadcasting Corporation

                                       Unaudited



6. CAPITAL STOCK (CONTINUED)

The holders of the Series A Preferred Stock have no voting rights except to the extent required by the Delaware General Corporation Law and the Series A Preferred Stock is entitled to no preemptive rights.

                                    KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                         Condensed Consolidated Balance Sheets



                                                                  DECEMBER 31,
                                                   JUNE 30, 1996      1995
                                                     UNAUDITED      AUDITED
                                                  -----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $   483,494   $   380,938
 Receivables, net                                      2,033,867     2,149,310
 Program contract rights                                 126,252       425,230
 Other current assets                                         --        27,560
                                                  -----------------------------
Total current assets                                   2,643,613     2,983,038

Property, plant and equipment, net                     8,300,040     8,612,289
Due from Parent                                          161,596       166,729
Deferred charges and other assets                         18,949        27,125
Intangible assets and excess reorganization value     36,281,547    37,580,767
                                                  -----------------------------
Total assets                                         $47,405,745   $49,369,948
                                                  -----------------------------
                                                  -----------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued expenses               $   458,311   $   617,972
 Program contracts payable                                65,855       381,130
                                                  -----------------------------
Total current liabilities                                524,166       999,102

Deferred income tax liabilities                        1,970,000     2,064,000
Other long-term liabilities                                1,492        10,442

Stockholder's equity:
 Common stock (voting) - $.01 par value, 1,000
  shares authorized, issued and outstanding                   10            10
 Additional paid-in capital                           46,568,577    46,568,577
 Accumulated deficit                                  (1,658,500)     (272,183)
                                                  -----------------------------
Total stockholder's equity                            44,910,087    46,296,404
                                                  -----------------------------
Total liabilities and stockholder's equity           $47,405,745   $49,369,948
                                                  -----------------------------
                                                  -----------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Consolidated Statements of Operations and Stockholder's/Divisional Equity



                                                                                         PRE-EFFECTIVE
                                                POST-EFFECTIVE DATE UNAUDITED            DATE AUDITED
                                            -------------------------------------------------------------
                                                                          FISCAL PERIOD   FISCAL PERIOD
                                             THREE MONTHS     SIX MONTHS   FROM MAY 3,   FROM JANUARY 2,
                                                ENDED           ENDED     1995 THROUGH    1995 THROUGH
                                             JUNE 30, 1996  JUNE 30, 1996 JULY 2, 1995     MAY 2, 1995
                                            -------------------------------------------------------------
Net revenue                                   $ 2,736,964    $ 5,460,712    $ 1,496,400    $ 3,489,390

Operating costs and expenses, excluding
  depreciation and amortization                 1,265,677      2,610,375        756,325      1,741,340
Depreciation                                      265,950        532,060        182,533        486,000
Amortization of intangibles and
  excess reorganization value                     649,610      1,299,220        436,815         63,000
Corporate expenses                                211,810        438,398         97,000         98,000
                                            -------------------------------------------------------------
Total operating costs and expenses              2,393,047      4,880,053      1,472,673      2,388,340
                                            -------------------------------------------------------------

Income from operations                            343,917        580,659         23,727      1,101,050

Other income (expense):
  Interest income                                   6,360         11,857          1,737             --
  Gain on disposition of assets                        --             --             --          2,074
  Other income (expense)                              (73)        (7,833)            --         (4,152)
                                            -------------------------------------------------------------
  Other income (expense)                            6,287          4,024          1,737         (2,078)
                                            -------------------------------------------------------------
                                                  350,204        584,683         25,464      1,098,972
Reorganization item - gain on
  restructuring transaction (NOTE 1)                   --             --             --     34,831,263
                                            -------------------------------------------------------------
Income before income taxes                        350,204        584,683         25,464     35,930,235

(Provision) benefit for income taxes:
  Current                                      (1,065,000)    (2,065,000)      (243,558)      (582,000)
  Deferred                                         70,000         94,000         67,000      1,466,000
                                            -------------------------------------------------------------
                                                 (995,000)    (1,971,000)      (176,558)       884,000
                                            -------------------------------------------------------------
Net income (loss)                                (644,796)    (1,386,317)      (151,094)    36,814,235

Stockholder's/divisional equity at
  beginning of period                          45,554,883     46,296,404     47,632,491     11,747,254
    Net intercompany transactions                      --             --       (334,900)      (928,998)
                                            -------------------------------------------------------------
Stockholder's/divisional equity at
  end of period                               $44,910,087    $44,910,087    $47,146,497    $47,632,491
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     KOLN/KGIN-TV
                    (A Division of Busse Broadcasting Corporation)

                          Condensed Statements of Cash Flows


                                                                                    PRE-EFFECTIVE
                                                   POST-EFFECTIVE DATE UNAUDITED     DATE AUDITED
                                                   -------------------------------------------------
                                                                    FISCAL PERIOD    FISCAL PERIOD
                                                                   FROM MAY 3, 1995  FROM JANUARY 2,
                                                   SIX MONTHS ENDED    THROUGH        1995 THROUGH
                                                   JUNE 30, 1996     JULY 2, 1995      MAY 2, 1995
                                                   -------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $(1,386,317)     $(151,094)       $36,814,235
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                      1,831,280        619,348            549,000
    Program payments (over) under program
      amortization                                       (17,953)        (9,269)             4,056
    Gain on disposition of assets                             --             --             (2,074)
    Deferred income tax benefit                          (94,000)       (67,000)        (1,466,000)
    Reorganization item -  gain on restructuring
      transaction                                             --             --        (34,831,263)
    Change in current assets and liabilities:
     Receivables                                         115,443        (48,807)           207,244
     Other current assets                                 27,560          4,503             21,517
     Accounts payable and accrued expenses              (159,661)         5,332            (37,963)
                                                   -------------------------------------------------
Net cash provided by operating activities                316,352        353,013          1,258,752

INVESTING ACTIVITIES
Additions to property, plant and equipment              (219,811)       (99,348)          (209,259)
Proceeds from disposition of assets                           --             --              2,798
Decrease in other assets                                     882            130                295
                                                   -------------------------------------------------
Net cash used in investing activities                   (218,929)       (99,218)          (206,166)

FINANCING ACTIVITIES
Net intercompany transactions                                 --       (334,900)          (928,998)
Decrease in due from parent                                5,133             --                 --
                                                   -------------------------------------------------
Net cash provided by financing activities                  5,133       (334,900)          (928,998)
                                                   -------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                            102,556        (81,105)           123,588
Cash and cash equivalents at beginning of period         380,938        185,081             61,493
                                                   -------------------------------------------------
Cash and cash equivalents at end of period            $  483,494       $103,976        $   185,081
                                                   -------------------------------------------------
                                                   -------------------------------------------------

Supplemental information
  Income taxes paid                                   $2,065,000       $243,558        $   582,000
                                                   -------------------------------------------------
                                                   -------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                    KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                 Notes to Condensed Consolidated Financial Statements
                                       Unaudited

                                     June 30, 1996


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

Divisional equity balances through October 20, 1995 include net intercompany balances that result from various transactions between KOLN/KGIN-TV and the Company. There are no terms of settlement or interest charges associated with these balances. The balances are primarily the result of KOLN/KGIN-TV's participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN-TV and the current income taxes that would have been due to the Company. KOLN/KGIN-TV's receivable from the Company, which has been netted in the divisional equity balance, totaled $27,583,738 at May 2, 1995 and averaged $27,369,452 for the period from January 2, 1995 through May 2, 1995. Such balance was zero at May 3, 1995, due to the adoption of Fresh Start Accounting, $334,900 at July 2, 1995 and averaged $167,450 for the period from May 3, 1995 through July 2, 1995. Subsequent to October 20, 1995 these transactions have flowed through the due from Parent account. There are no terms of settlement or interest related to these balances which averaged $164,162 due from the Parent during the period from December 31, 1995 through June 30, 1996.

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

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the Post-Effective Date periods are not comparable to the Pre-Effective Date periods and accordingly, Pre-Effective date and Post-Effective date financial statements are separated by a vertical line.

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

                                    KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

           Notes to Condensed Consolidated Financial Statements (continued)
                                       Unaudited




2. FORMATION OF SUBSIDIARY AND CONTRIBUTION OF ASSETS AND LIABILITIES OF KOLN/KGIN-TV (CONTINUED)

The indenture relating to the Senior Notes (the "Indenture") contains various covenants and restrictions on the Company and its subsidiaries, including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries.

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

    The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1996 and/or 1995 refer to the six and/or three month periods ended June 30, 1996 or July 2, 1995, respectively.

    The Company and its then existing wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. The Plan was effected and the Company emerged from Chapter 11 bankruptcy reorganization (the "Restructuring") on May 3, 1995 (the "Effective Date"). The transactions comprising the Restructuring are summarized in Note 1 to Notes to Condensed Consolidated Financial Statements (Unaudited) of the Company for the six months ended June 30, 1996. The primary effects of the Restructuring on results of operations and liquidity are summarized below.

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

RESULTS OF OPERATIONS

    The financial statements of the Company for the Post-Effective Date fiscal period(s) are not comparable to the Pre-Effective Date fiscal period(s) principally in the following areas: (i) depreciation and amortization expense in the Post-Effective Date financial statements reflects the restatement of assets to estimated fair value as of the Effective Date, (ii) interest expense in the Post-Effective Date financial statements reflects the new debt structure of the Company and (iii) the Pre-Effective Date statement of operations includes nonrecurring gains and expenses related to the Restructuring. In addition, as a result of its adoption of Fresh Start Accounting the Company was required to account for WWMT as an investment held for sale. Accordingly, results of operations for WWMT from May 3, 1995 through the date of sale on June 1, 1995 are excluded from the Company's consolidated results of operations for the fiscal period ended July 2, 1995.

    In the discussion of operations which follows, the results of operations for the periods (i) April 3, 1995 through May 2, 1995 (Pre-Effective Date) and May 3, 1995 through July 2, 1995 (Post-Effective Date) and (ii) from January 2, 1995 through May 2, 1995 (Pre-Effective Date) and May 3, 1995 through July 2, 1995 (Post-Effective Date) are combined for certain items of revenue and expense for purposes of comparison to the three and six months ended June 30, 1996. Revenue and expense items combined in 1995 for the Pre- and Post-Effective Date periods are referred to as "Combined 1995".

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 (POST-EFFECTIVE DATE) AND THE COMBINED PERIODS FROM APRIL 3, 1995 THROUGH MAY 2, 1995 (PRE-EFFECTIVE
DATE) AND MAY 3, 1995 THROUGH JULY 2, 1995 (POST-EFFECTIVE DATE)

    Net revenue declined $1,888,091, or 22.5%, to $6,506,551 from $8,394,642 for the three months ended June 30, 1996 compared to the Combined 1995 three months ended July 2, 1995 with all of such decline attributable to the exclusion of results from WWMT from the 1996 period. For KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations"), net revenue for the second quarter of 1996 increased $279,527, or 6.0%, to $4,907,765, from $4,628,238 for the corresponding Combined 1995 period. Net political revenue for the Stations during the three months ended June 30, 1996 increased by approximately $156,000 to $213,000 from $57,000 in the Combined 1995 period reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with primary elections associated with the biannual election cycle. For the three months ended June 30, 1996 compared to the Combined 1995 three months ended July 2, 1995, net national revenues, excluding net political revenues, for KOLN/KGIN-TV increased 7.6% due to increased national advertiser demand within that station's market while for the same periods net local revenues, excluding net political revenues, decreased 6.8% reflecting decreased local advertiser demand within the station's market. For the three months ended June 30, 1996 compared to the Combined 1995 three months ended July 2, 1995, net national revenues, excluding net political revenues, for WEAU-TV increased 11.7% due to increased national advertiser demand within that station's market and an increased share of the market's revenue while for the same periods net local revenues, excluding net political revenues, decreased 2.8% reflecting decreased local advertiser demand within the market. Network compensation for the Stations increased approximately $171,000 to $359,000 for the three months ended June 30, 1996 compared to $188,000 for the Combined 1995 three months ended July 2, 1995. Such increase reflects increased compensation pursuant to new long-term affiliation agreements for each station which became effective January 1, 1996.

    Net revenue from Winnebago Color Press decreased $119,822, or 7.0% , to $1,598,786 for the three months ended June 30, 1996 from $1,718,608 for the Combined 1995 three months ended July 2, 1995 due to reduced demand and strong price competition within this segment. The amount of net revenue generated by the Company's commercial printing business is not expected to improve during the third quarter of fiscal 1996 when compared to the similar period of 1995 due to continuing reduced customer demand for finished product.

    Operating expenses, excluding depreciation and amortization expenses, decreased $1,216,241 or 25.3%, to $3,583,939 for the three months ended June 30, 1996 from $4,800,180 for the corresponding Combined 1995 period. Of such decline, $1,037,992 is attributable to the exclusion of results for WWMT from the 1996 period. Operating expenses, excluding depreciation and amortization expenses, for the Stations decreased $73,436, or 3.5%, to $2,048,990, from $2,122,426 for the corresponding Combined 1995 period reflecting, in part, modest differences in the incurrence of services between the respective periods. Operating expenses, excluding depreciation and amortization expenses, for Winnebago Color Press decreased $84,937, or 5.4%, to $1,494,949 from $1,579,886 for the Combined three months ended July 2, 1995, with all of the decrease attributable to a reduction in the cost of sales due to the lower sales volume discussed above.

    Depreciation and amortization expenses increased $30,549, or 2.0%, to $1,530,649 for the three months ended June 30, 1996 from $1,500,100 for the Combined 1995 period. This increase is primarily attributable to changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting, offset, in part, by including depreciation and amortization expenses associated with WWMT of $102,103 only in the Combined 1995 period. Depreciation and amortization expenses attributable to the Stations increased $203,361, or 16.2%, to $1,456,508 for the three months ended June 30, 1996 from $1,253,147 for the Combined 1995 period reflecting the adoption of Fresh Start Accounting.

    Corporate expenses increased $145,743, or 52.5%, to $423,528 during the three months ended June 30, 1996 from $277,785 for the Combined 1995 three months ended July 2, 1995. The increase results primarily from (i) increased professional service charges during the 1996 period, including $18,505 relating to certain litigation (see Part II, Item 1, "Legal Proceedings") and (ii) charges of $91,415 relating to the accrual of obligations under the Company's long term incentive plan for the 1996 period while the corresponding Combined 1995 period included $61,111 of such charges under the long term incentive plan.

    Income from operations decreased $848,142, or 46.7%, to $968,435 for the three months ended June 30, 1996 from $1,816,577 for the corresponding Combined 1995 period, with the sale of WWMT and the exclusion of its results of operations from the 1996 period accounting for all of such decrease. Income from operations attributable to the Stations increased $149,602, or 11.9%, to $1,402,267 for the three months ended June 30, 1996 from $1,252,665 in the Combined 1995 period. Such increase reflects the Stations' increased net revenues being partially offset by increased costs of operations, including depreciation and amortization charges resulting from the adoption of Fresh Start Accounting. Income from operations for printing increased $7,041, or 22.7%, to $38,093 from $31,052 in the corresponding Combined 1995 period due primarily to decreased depreciation charges during the 1996 period reflecting the adoption of Fresh Start Accounting.

    Interest expense decreased $697,254, or 25.2%, to $2,069,078 for the three months ended June 30, 1996 from $2,766,332 for the corresponding Combined 1995 period reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes and the

Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements." In addition, pursuant to the Plan, the Company did not accrue approximately $1,033,000 of interest on certain of its Pre-Effective Date indebtedness for the period from April 3, 1995 through May 2, 1995.

    Interest income decreased $289,458 or 83.6%, to $56,608 for the three months ended June 30, 1996 from $346,066 for the Combined 1995 period which decrease was primarily due to the inclusion of earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, only in the Combined 1995 period. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements."

    The Company has analyzed its deferred tax assets and liabilities and its current state tax provision and has concluded that no provision for current state or deferred federal or state taxes is required for the three months ended June 30, 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 (POST-EFFECTIVE DATE)
AND THE COMBINED PERIODS FROM JANUARY 2, 1995 THROUGH MAY 2, 1995 (PRE-EFFECTIVE
DATE) AND MAY 3, 1995 THROUGH JULY 2, 1995 (POST-EFFECTIVE DATE)

    Net revenue declined $5,905,890, or 32.0%, to $12,577,046 from $18,482,936 for the six months ended June 30, 1996 compared to the Combined 1995 six months ended July 2, 1995 with all of such decline attributable to the exclusion of results from WWMT from the 1996 period. For the Stations, net revenue for the first fiscal half of 1996 increased $754,863, or 8.7%, to $9,419,405, from $8,664,542 for the corresponding Combined 1995 period. Net political revenue for the Stations during the six months ended June 30, 1996 increased by approximately $219,000 to $312,000 from $93,000 in the Combined 1995 period reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with primary elections associated with the biannual election cycle. For the six months ended June 30, 1996 compared to the Combined 1995 six months ended July 2, 1995, net national revenues, excluding net political revenues, for KOLN/KGIN-TV increased 8.0% due to increased national advertiser demand within that station's market while for the same periods net local revenues, excluding net political revenues, decreased 1.4% reflecting decreased local advertiser demand within the market. For the six months ended June 30, 1996 compared to the Combined 1995 six months ended July 2, 1995, net national and local revenues, excluding net political revenues, for WEAU-TV increased 7.7% and 1.5%, respectively, due to increased advertiser demand within that station's market and an increased share of the market's revenue. Network compensation for the Stations increased approximately $336,000 to $701,000 for the six months ended June 30, 1996 compared to $365,000 for the Combined 1995 six months ended July 2, 1995. Such increase reflects increased compensation pursuant to new long-term affiliation agreements for each station which became effective January 1, 1996.

    Net revenue from Winnebago Color Press decreased $426,219, or 11.9% , to $3,157,641 for the six months ended June 30, 1996 from $3,583,860 for the corresponding Combined 1995 period due to reduced demand and strong price competition within this segment. The amount of net revenue generated by the Company's commercial printing business is not expected to improve during the third quarter of fiscal 1996 when compared to the similar period of 1995 due to continuing reduced customer demand for finished product.

    Operating expenses, excluding depreciation and amortization expenses, decreased $3,717,460, or 34.1%, to $7,180,039 for the six months ended June 30, 1996 from $10,897,499 for the corresponding Combined 1995 period. Of such decline, $3,377,234 is attributable to the exclusion of results for WWMT from the 1996 period. Operating expenses, excluding depreciation and amortization expenses, for the Stations increased $8,212, or 0.2%, to $4,196,221, from $4,188,009 for the corresponding Combined 1995 period reflecting, in part, modest expansion of news services at KOLN/KGIN-TV. Operating expenses, excluding depreciation and amortization expenses, for Winnebago Color Press decreased $308,549, or 9.6%, to $2,903,818 from $3,212,367 with substantially all of the decline attributable to a reduction in the cost of sales due to the lower sales volume discussed above.

    Depreciation and amortization expenses increased $264,090, or 9.3%, to $3,092,518 for the six months ended June 30, 1996 from $2,828,428 for the Combined 1995 period. This increase is primarily attributable to changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting, offset, in part, by including depreciation and amortization expenses associated with WWMT of $511,307 only in the Combined 1995 period. Depreciation and amortization expenses attributable to the Stations increased $967,427, or 49.3%, to $2,928,774 for the six months ended June 30, 1996 from $1,961,347 for the Combined 1995 period reflecting the adoption of Fresh Start Accounting.

    Corporate expenses increased $313,370, or 60.6%, to $830,090 during the six months ended June 30, 1996 from $516,720 for the Combined 1995 six months ended July 2, 1995. The increase results primarily from (i) increased professional service charges during the 1996 period, including $40,657 relating to certain litigation (see Part II, Item 1, "Legal Proceedings") and (ii) charges of $182,831 relating to the accrual of obligations under the Company's long term incentive plan for the 1996 period while the corresponding Combined 1995 period included $61,111 of such charges under the long term incentive plan.

    Income from operations decreased $2,765,890, or 65.2%, to $1,474,399 for the six months ended June 30, 1996 from $4,240,289 for the corresponding Combined 1995 period, with the sale of WWMT and the exclusion of its results of operations from the 1996 period accounting for $2,345,983 of such decrease. Income from operations attributable to the Stations declined $220,776, or 8.8%, to $2,294,410 for the six months ended June 30, 1996 from $2,515,186 for the Combined 1995 period as the Stations' increased net revenues were offset by increased depreciation and amortization charges resulting from the adoption of Fresh Start Accounting. Income from operations for printing declined $52,573 or 33.0%, to

$106,805 from $159,378 in the corresponding Combined 1995 period due primarily to the lower sales being partially offset by lower operating costs, as discussed above.

    Interest expense decreased $4,588,302, or 51.8%, to $4,272,321 for the six months ended June 30, 1996 from $8,860,623 for the corresponding Combined 1995 period reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes and the Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in
Item 1, "Financial Statements." In addition, pursuant to the Plan, the Company did not accrue approximately $1.8 million of interest on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through May 2, 1995.

    Interest income decreased $254,810 or 62.0%, to $156,375 for the six months ended June 30, 1996 from $411,185 for the Combined 1995 period which decrease was primarily due to the inclusion of earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, only in the Combined 1995 period. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements."

    The 1996 current income tax expense reflects current state tax expense.
The Company has analyzed its deferred tax assets and liabilities and has concluded that no provision for deferred federal or state taxes is required for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at June 30, 1996 totaled $4,905,729 compared to $38,893,959 at December 31, 1995. The decrease in the Company's cash position resulted primarily from the Company's use of approximately $35.2 million to effect the cash portion of the Junior Subordinated Note Redemption which was completed on January 12, 1996. (See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for the six months ended June 30, 1996.) Immediately following the Junior Subordinated Note Redemption the Company had an available cash reserve of $4,000,000.

    The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $2,518,997 and $3,859,907 for the six months ended June 30, 1996 and the Combined 1995 periods ending July 2, 1995, respectively. The decrease in net cash provided by operations is due primarily to an increase in the Company's Post-Effective Date cash interest requirements and to changes in certain working capital accounts.

    The Company's cash interest requirements will increase significantly during the 1996 fiscal year when compared to the 1995 fiscal year reflecting the semi-annual cash interest payments of approximately $3,634,000 due with respect to the Senior Notes, which were issued in October 1995. Interest on a substantial portion of the indebtedness issued pursuant to the Restructuring, which indebtedness was subsequently redeemed in connection with the sale of WWMT, the issuance of the Senior Notes and the Junior Subordinated Note Redemption, was payable through the issuance of additional securities.

    In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the 1995 fiscal year capital expenditures totaled $1,154,500, of which $943,796 related to its existing broadcast operations and $137,572 related to the Company's printing operations. The Company has budgeted up to $2,000,000 for capital expenditures during 1996; approximately $1,000,000 has been allocated for the Stations. The balance of the anticipated 1996 expenditures has been allocated to Winnebago Color Press and includes $860,000 relating to the acquisition of certain digital pre-press equipment. In conjunction with the acquisition of such digital pre-press equipment, the Company has obtained a $645,000 Term Loan Commitment (see Note 3(c) to Notes to Condensed Consolidated Financial Statements (Unaudited) included at Item 1 "Financial Statements").

    The Company anticipates aggregate capital expenditures for fiscal years 1997 and 1998 will approximate $1,200,000 in each year. It is anticipated that significant capital expenditures may be required in the future to implement advanced digital television systems, ("DTV") including high definition television, at the Stations. The Federal Communications Commission ("FCC") has not yet determined the technical standards for DTV nor has it established a specific timetable for implementation of DTV. The Company cannot presently predict the cost of implementing DTV in each of the Stations.

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

    Except for the Term Loan Commitment (see Note 3(c) to Notes to Condensed Consolidated Financial Statements (Unaudited) included at Item 1 "Financial Statements") the Company does not currently have additional credit availability under any agreements and the indenture governing the Senior Notes (the "Indenture") limits the Company's ability to incur additional Indebtedness (as defined therein). The limitation in the Indenture on the Company's ability to incur additional Indebtedness, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

INCOME TAXES

    The Company estimated that its federal NOL carryover as of December 31, 1995 was approximately $58.1 million. This NOL carryover is expected to be sufficient, under certain circumstances, to shelter taxable income (except for any alternative minimum tax) for the foreseeable future, absent a sale of any of the Company's significant assets or an "ownership change" (an "Ownership Change") under section 382 of the United States Internal Revenue Code, as amended (the "Code"). If an Ownership Change occurs within two years of the Effective Date, the Company's ability to utilize its NOL carryover to offset operating income will likely be severely limited. However, if such Ownership Change occurs, the Company may utilize its NOL carryover, under certain circumstances, to offset any "built-in" or "inherent" gains as of the Effective Date which are recognized within five years thereafter.

    As discussed in "Retention of a Financial Advisor by Certain Shareholders" below, certain holders of the Company's outstanding capital stock have engaged an investment banking firm to act as a financial advisor in connection with the possible sale of the Company. At this time, there can be no assurance as to whether any transaction will result from such engagement or as to value, timing or structure of any such transaction. However, a future transaction, if any, might constitute an Ownership Change within two years of the Effective Date. Accordingly, the Company currently believes it is eligible for and expects it may elect treatment under Section 382(l)(6) of the Code when it files its 1995 federal income tax return on or before September 15, 1996. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for the six months ended June 30, 1996.

RETENTION OF A FINANCIAL ADVISOR BY CERTAIN STOCKHOLDERS

    The Company has been advised that the holders of record of approximately 97.4% of the Company's outstanding capital stock have engaged the investment banking firm of Morgan Stanley & Co. Incorporated to act as a financial advisor in connection with the possible sale of the Company. At this time, there can be no assurance as to whether any transaction will result from such engagement or as to value, timing or structure of any such transaction.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel Communications, Ltd. ("Citadel"), the licensee of station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln.
The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On July 20, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. The grounds asserted as a basis for reviewing the FCC's action in the appeal include, among others, that the FCC violated its own procedures and precedents in authorizing the move of Channel 8 from Albion to Lincoln, Nebraska, that the waiver of local ownership rules which the FCC granted to Citadel was inconsistent with precedent and public interest and that the FCC improperly disregarded the loss of service to Albion that would result from
Citadel's relocation.   The Court of Appeals heard oral arguments in this case
on March 26, 1996 and on July 12, 1996 denied the Company's appeal and dismissed its petition for review. The Company is presently considering whether to appeal the Court of Appeals decision.

    Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. The Company cannot predict the impact of the KLKN operations upon the Company's future operations.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

    (a)  EXHIBITS

    EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
    --------------           ----------------------
         27                  Financial Data Schedule for the Quarter ended
                             June 30, 1996

    (b)  REPORTS ON FORM 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BUSSE  BROADCASTING CORPORATION
                             -------------------------------
                                       (Registrant)


DATED:  August 13, 1996      BY:    /s/ James C. Ryan
                                  --------------------------
                                    JAMES C. RYAN
                                    Chief Financial Officer
                                    (chief accounting officer and officer duly
                                    authorized to sign on behalf of the
                                    Registrant)