Form 10-Q
period 1996-09-29
BUSSE BROADCASTING CORP
filed 1996-11-12
CIK 831864

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

                  for the quarterly period ended September 29, 1996

                                          or

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____      Commission file number   33-99622


                            BUSSE BROADCASTING CORPORATION
                (Exact name of registrant as specified in its charter)

           DELAWARE                                      38-2750516
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

                            ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No
    -----       ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of September 29, 1996, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding.

-------------------------------------------------------------------------------

                            BUSSE BROADCASTING CORPORATION
                             FORM 10-Q TABLE OF CONTENTS

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
PART I  FINANCIAL INFORMATION
-----------------------------
ITEM 1  FINANCIAL STATEMENTS

BUSSE BROADCASTING CORPORATION
       Condensed Consolidated Balance Sheets as of
       September 29, 1996 (Unaudited) and December 31, 1995
       (Audited)                                                          3

       Condensed Consolidated Statements of Operations for
       the Three Months Ended September 29, 1996
       (Unaudited) and October 1, 1995 (Unaudited) and
       the Nine Months Ended September 29, 1996 (Unaudited)
       and the Fiscal Periods from May 3, 1995 through
       October 1, 1995 (Unaudited) and January 2, 1995
       through May 2, 1995 (Audited)                                      4

       Unaudited Condensed Consolidated Statements of
       Stockholders' Equity (Deficit)                                     6

       Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 29, 1996 (Unaudited)
       and the Fiscal Periods from May 3, 1995 through
       October 1, 1995 (Unaudited) and January 2, 1995
       through May 2, 1995 (Audited)                                      7

       Notes to Condensed Consolidated Financial Statements
       (Unaudited) for the Nine Months Ended September 29, 1996           8

KOLN/KGIN, INC. (A Wholly-owned Subsidiary of Busse
       Broadcasting Corporation)
       Condensed Consolidated Balance Sheets as of
       September 29, 1996 (Unaudited) and December 31, 1995
       (Audited)                                                         20

       Condensed Consolidated Statements of Operations and
       Stockholder's / Divisional Equity for the Three Months
       Ended September 29, 1996 (Unaudited) and October 1,
       1995 (Unaudited) and the Nine Months Ended
       September 29, 1996 (Unaudited) and the Fiscal
       Periods from May 3, 1995 through October 1, 1995
       (Unaudited) and January 2, 1995 through
       May 2, 1995 (Audited)                                             21

       Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 29, 1996 (Unaudited)
       and the Fiscal Periods from May 3, 1995 through
       October 1, 1995 (Unaudited) and January 2, 1995
       through May 2, 1995 (Audited)                                     22

       Notes to Condensed Consolidated Financial Statements
       (Unaudited) for the Nine  Months Ended September 29, 1996         23

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                               28

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS                                                 36
ITEM 5 OTHER INFORMATION                                                 36
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                  36

SIGNATURES                                                               37

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


                            Busse Broadcasting Corporation

                        Condensed Consolidated Balance Sheets




                                                                     SEPTEMBER 29, 1996   DECEMBER 31, 1995
                                                                         UNAUDITED             AUDITED
                                                                    ---------------------------------------

ASSETS (NOTE 1 )
Current assets:
  Cash and cash equivalents                                             $  7,154,863       $  38,893,959
  Receivables, net                                                         4,030,910           4,589,784
  Inventories                                                                738,400             920,000
  Other current assets                                                     1,071,810           1,010,734
                                                                    ---------------------------------------
Total current assets                                                      12,995,983          45,414,477

Property, plant and equipment, net                                        17,723,051          17,877,590
Deferred charges and other assets                                          2,516,053           2,791,788
Intangible assets and excess reorganization value                         53,946,627          56,896,391
                                                                    ---------------------------------------
Total assets                                                             $87,181,714        $122,980,246
                                                                    ---------------------------------------
                                                                    ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
  Accounts payable and accrued expenses                                 $  5,468,025        $  3,225,767
  Current maturities of long-term debt (NOTE 3)                              351,374          35,214,927
                                                                    ---------------------------------------
Total current liabilities                                                  5,819,399          38,440,694

Long-term debt (NOTE 3)                                                   60,700,569          77,525,774
Other long-term liabilities                                                  819,981             476,176

Stockholders' equity (NOTES 3 AND 6):
  Series A cumulative convertible preferred stock (non-
    voting)--$.01 par value, 65,524.41 shares issued and
    outstanding as of September 29, 1996                                  17,330,660                  --
  Series A preferred stock dividends in arrears                            3,457,858                  --
  Common stock (voting) - $.01 par value, 2,154,000 shares
    authorized, 107,700 shares issued and outstanding                          1,077               1,077
  Additional paid-in capital-common stock                                  9,185,772           9,185,772
  Accumulated deficit (NOTE 1)                                           (10,133,602)         (2,649,247)
                                                                    ---------------------------------------
Total stockholders' equity                                                19,841,765           6,537,602
                                                                    ---------------------------------------
Total liabilities and stockholders' equity                               $87,181,714        $122,980,246
                                                                    ---------------------------------------
                                                                    ---------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                   Condensed Consolidated Statements of Operations


                                                                                                            PRE-EFFECTIVE
                                                    POST-EFFECTIVE DATE UNAUDITED                          DATE AUDITED
                                          -------------------------------------------------------------------------------
                                                                                           FISCAL PERIOD    FISCAL PERIOD
                                           THREE MONTHS     THREE MONTHS     NINE MONTHS     FROM MAY 3,       FROM
                                                ENDED          ENDED            ENDED       1995 THROUGH    JANUARY 2,
                                            SEPTEMBER 29,    OCTOBER 1,    SEPTEMBER 29,    OCTOBER 1,     1995 THROUGH
                                               1996             1995           1996             1995         MAY 2, 1995
                                          -------------------------------------------------------------------------------

Net revenue                                 $6,118,368      $5,573,761     $18,695,414      $9,545,802    $ 14,510,895

Operating costs and expenses,
  excluding depreciation and
  amortization                               3,603,102       3,457,720      10,783,141       5,845,242       8,509,977
Depreciation                                   584,656         600,929       1,729,740         995,263       1,307,271
Amortization of intangibles and
  excess reorganization value                1,002,329         987,031       2,949,763       1,645,053         468,801
                                          -------------------------------------------------------------------------------
Total operating costs and expenses           5,190,087       5,045,680      15,462,644       8,485,558      10,286,049

Corporate expenses                             370,956         326,135       1,201,046         551,895         290,960
                                          -------------------------------------------------------------------------------
Income from operations                         557,325         201,946       2,031,724         508,349       3,933,886

Other income (expense):
  Interest expense                          (2,077,039)     (1,639,240)     (6,349,360)     (3,027,390)     (7,472,473)
  Interest income                               55,513          84,448         211,888         410,108          85,525
  Gain on disposition of assets                 32,223             250          49,389             852           2,133
  Other income (expense)                        60,561         (31,676)         54,862         (30,539)        144,198
                                          -------------------------------------------------------------------------------
Other expense                               (1,928,742)     (1,586,218)     (6,033,221)     (2,646,969)     (7,240,617)
                                          -------------------------------------------------------------------------------
Loss before reorganization items,
  income taxes and extraordinary item       (1,371,417)     (1,384,272)     (4,001,497)     (2,138,620)     (3,306,731)

Reorganization items:
  Gain on restructuring transaction
    (NOTE 1)                                        --              --              --              --     103,810,917
  Legal and professional fees                       --              --              --              --      (2,660,510)
                                          -------------------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary item                    (1,371,417)     (1,384,272)     (4,001,497)     (2,138,620)     97,843,676

Benefit (provision) for income
  taxes (NOTE 4)
  Current - State                                   --              --         (25,000)             --        (100,000)
  Deferred                                          --              --              --              --       2,318,000
                                          -------------------------------------------------------------------------------
Income (loss) before extraordinary
  item                                      (1,371,417)     (1,384,272)     (4,026,497)     (2,138,620)    100,061,676

Extraordinary item
  Debt forgiveness related to
  restructuring transactions (NOTE 1)               --              --              --              --      46,479,605
                                          -------------------------------------------------------------------------------
Net income (loss)                          $(1,371,417)    $(1,384,272)    $(4,026,497)    $(2,138,620)   $146,541,281
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------


                            Busse Broadcasting Corporation


                                                                                                            PRE-EFFECTIVE
                                                    POST-EFFECTIVE DATE UNAUDITED                          DATE AUDITED
                                          -------------------------------------------------------------------------------
                                                                                           FISCAL PERIOD    FISCAL PERIOD
                                           THREE MONTHS     THREE MONTHS     NINE MONTHS     FROM MAY 3,       FROM
                                                ENDED          ENDED            ENDED       1995 THROUGH    JANUARY 2,
                                            SEPTEMBER 29,    OCTOBER 1,    SEPTEMBER 29,    OCTOBER 1,     1995 THROUGH
                                               1996             1995           1996             1995         MAY 2, 1995
                                          -------------------------------------------------------------------------------

Charges to stockholders' equity
  for Series A preferred stock
  dividends in arrears                     $(1,205,613)          $  --     $(3,457,858)          $  --           $  --
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------

Income (loss) per common share:
  Income (loss) before
    extraordinary item and charges
    for Series A preferred stock
    dividends in arrears                     $  (12.74)        $(12.85)      $  (37.38)        $(19.73)      $  990.71
  Extraordinary item                                --              --              --              --          460.19
  Series A preferred stock
    dividends in arrears                        (11.19)             --          (32.11)             --              --
                                          -------------------------------------------------------------------------------
Net income (loss)                            $  (23.93)        $(12.85)      $  (69.49)        $(19.73)      $1,450.90
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------
Weighted average common shares
  outstanding                                  107,700         107,700         107,700         108,370         101,000
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          Busse Broadcasting Corporation

  Condensed Consolidated Statements of Stockholders' Equity (Deficit) (NOTE 1)
                                    Unaudited

                                                                        PREFERRED STOCK
                                   -----------------------------------------------------------------------------------------------
                                    PRE-EFFECTIVE                    DIVIDENDS IN  POST-EFFECTIVE                    DIVIDENDS IN
                                     DATE SHARES         AMOUNT         ARREARS      DATE SHARES        AMOUNT          ARREARS
                                   -----------------------------------------------------------------------------------------------

Balance January 2, 1994                        30      $3,000,000      $2,859,000              --      $       --     $        --

Net loss                                       --              --              --              --              --              --
Provisions for dividends in arrears            --              --         450,000              --              --              --
                                   -----------------------------------------------------------------------------------------------
Balance January 1, 1995                        30       3,000,000       3,309,000              --              --              --

Net income for the period from
 January 2, 1995 through May 2,
 1995                                          --              --              --              --              --              --

Transactions pursuant to Plan
 of Reorganization:
   Cancellation of pre-effective
     date preferred stock                     (30)     (3,000,000)     (3,309,000)             --              --              --
   Cancellation of pre-effective
     date common stock                         --              --              --              --              --              --
   Issuance of post-effective
     date common stock and
     adoption of fresh start
     accounting                                --              --              --              --              --              --
                                   -----------------------------------------------------------------------------------------------
Balance May 3, 1995                            --              --              --              --              --              --

Net loss for the period from
 May 3, 1995 through December 31,
   1995                                        --              --              --              --              --              --
Purchase and cancellation of
 Company's stock                               --              --              --              --              --              --
                                   -----------------------------------------------------------------------------------------------
Balance December 31, 1995                      --              --              --              --              --              --

Issuance of Series A preferred
 stock in exchange for junior
 subordinated pay-in-kind notes
 on January 12, 1996                           --              --              --       65,524.41      17,330,660              --
Net loss for the period from
 January 1, 1996 through
 September 29, 1996                            --              --              --              --              --              --
Provisions for dividends in arrears            --              --              --              --              --       3,457,858

                                   -----------------------------------------------------------------------------------------------
Balance September 29, 1996                     --           $  --           $  --       65,524.41     $17,330,660      $3,457,858
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------


                                                                     COMMON STOCK
                                   --------------------------------------------------------------------------------
                                                        PRE-EFFECTIVE DATE SHARES                      ADDITIONAL
                                     POST-EFFECTIVE     --------------------------                       PAID-IN
                                      DATE SHARES        CLASS A         CLASS B          AMOUNT        CAPITAL
                                   ---------------------------------------------------------------------------------

Balance January 2, 1994                        --           1,000         100,000          $1,010      $1,008,990

Net loss                                       --              --              --              --              --
Provisions for dividends in arrears            --              --              --              --              --
                                   ---------------------------------------------------------------------------------
Balance January 1, 1995                        --           1,000         100,000           1,010       1,008,990

Net income for the period from
 January 2, 1995 through May 2,
 1995                                          --              --              --              --              --

Transactions pursuant to Plan of
 Reorganization:
   Cancellation of pre-effective
     date preferred stock                      --              --              --              --              --
   Cancellation of pre-effective
     date common stock                         --          (1,000)       (100,000)         (1,010)     (1,008,990)
   Issuance of post-effective date
     common stock and adoption of
     fresh start accounting               110,000              --              --           1,100       9,201,800
                                   ---------------------------------------------------------------------------------
Balance May 3, 1995                       110,000              --              --           1,100       9,201,800

Net loss for the period from May 3,
 1995 through December 31, 1995                --              --              --              --              --
Purchase and cancellation of
 Company's stock                           (2,300)             --              --             (23)        (16,028)
                                   ---------------------------------------------------------------------------------
Balance December 31, 1995                 107,700              --              --           1,077       9,185,772

Issuance of Series A preferred
 stock in exchange for junior
 subordinated pay-in-kind notes
 on January 12, 1996                           --              --              --              --              --
Net loss for the period from
 January 1, 1996 through
 September 29, 1996                            --              --              --              --              --
Provisions for dividends in arrears            --              --              --              --              --
                                   ---------------------------------------------------------------------------------
Balance September 29, 1996                107,700              --              --          $1,077      $9,185,772
                                   ---------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------

                                                        TOTAL
                                                    STOCKHOLDERS'
                                      ACCUMULATED       EQUITY
                                        DEFICIT       (DEFICIT)
                                   ---------------------------------
Balance January 2, 1994             $(130,182,521)  $(129,172,521)

Net loss                              (14,024,860)    (14,024,860)
Provisions for dividends in arrears      (450,000)       (450,000)
                                   ---------------------------------
Balance January 1, 1995              (144,657,381)   (143,647,381)

Net income for the period from
 January 2, 1995 through May 2,
 1995                                 146,541,281     146,541,281

Transactions pursuant to Plan of
 Reorganization:
   Cancellation of pre-effective
     date preferred stock               6,309,000       6,309,000
   Cancellation of pre-effective
     date common stock                  1,010,000              --
   Issuance of post-effective date
     common stock and adoption of
     fresh start accounting            (9,202,900)             --
                                   ---------------------------------
Balance May 3, 1995                            --       9,202,900

Net loss for the period from May 3,
 1995 through December 31, 1995        (2,649,247)     (2,649,247)
Purchase and cancellation of
 Company's stock                               --         (16,051)
                                   ---------------------------------
Balance December 31, 1995              (2,649,247)      6,537,602

Issuance of Series A preferred
 stock in exchange for junior
 subordinated pay-in-kind notes
 on January 12, 1996                           --      17,330,660
Net loss for the period from
 January 1, 1996 through
 September 29, 1996                    (4,026,497)     (4,026,497)
Provisions for dividends in arrears    (3,457,858)             --
                                   ---------------------------------
Balance September 29, 1996         $  (10,133,602)  $  19,841,765
                                   ---------------------------------
                                   ---------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                   Condensed Consolidated Statements of Cash Flows


                                                                                                 PRE-EFFECTIVE
                                                          POST-EFFECTIVE DATE UNAUDITED           DATE AUDITED
                                                         ------------------------------------------------------
                                                                                                 FISCAL PERIOD
                                                          NINE MONTHS       FISCAL PERIOD            FROM
                                                             ENDED            FROM MAY 3,       JANUARY 2,1995
                                                         SEPTEMBER 29,        1995 THROUGH         THROUGH
                                                              1996         OCTOBER 1, 1995        MAY 2, 1995
                                                         ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $(4,026,497)        $(2,138,620)       $146,541,281
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                            4,679,503           2,640,316           1,776,072
   Noncash interest expense                                   339,571           2,651,955           6,743,397
   Amortization of deferred financing charges                 446,954                  --                  --
   Program payments (over) under program amortization         (17,855)            (13,303)             20,063
   Increase in other long-term liabilities                    354,247             252,686              79,926
   Gain on disposition of assets                              (49,389)               (852)             (2,133)
   Deferred income tax benefit (NOTE 4)                            --                  --          (2,318,000)
 Reorganization items:
   Gain on restructuring transactions (NOTE 1)                     --                  --        (103,810,917)
   Debt forgiveness relating to restructuring
     transactions (NOTE 1)                                         --                  --         (46,479,605)

   Change in current assets and liabilities:
     Receivables                                              558,874            (450,969)            596,984
     Inventories and other current assets                     357,928             131,928             185,403
     Accounts payable and accrued expenses                  2,023,969              54,362            (378,690)
     Income taxes payable                                          --          (1,673,112)                 --
                                                         ------------------------------------------------------
Net cash provided by operating activities                   4,667,305           1,454,391           2,953,781

INVESTING ACTIVITIES:
 Proceeds from sale of television station, net                     --          98,979,532                  --
 Additions to property, plant and equipment                (1,575,201)           (507,607)           (497,728)
 Proceeds from disposition of assets                           49,389                 348               4,089
 (Increase) decrease in other assets                          (20,456)           (146,826)                295
                                                         ------------------------------------------------------
Net cash provided by (used in) investing activities        (1,546,268)         98,325,447            (493,344)

FINANCING ACTIVITIES:
 Issuance of indebtedness                                     580,000                  --                  --
 Purchase and cancellation of Company's stock                      --             (16,051)                 --
 Payments on indebtedness                                    (131,230)                 --          (4,641,023)
 Redemption of indebtedness                               (35,146,439)        (96,069,676)                 --
 Payment of deferred financing costs                         (162,464)                 --                  --
                                                         ------------------------------------------------------
Net cash used in financing activities                     (34,860,133)        (96,085,727)         (4,641,023)

Net increase (decrease) in cash and cash equivalents      (31,739,096)          3,694,111          (2,180,586)
 Cash and cash equivalents at beginning of period          38,893,959           2,154,825           4,335,411
                                                         ------------------------------------------------------
 Cash and cash equivalents at end of period              $  7,154,863        $  5,848,936        $  2,154,825
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------
Supplemental disclosure of cash flow information:
 Interest paid during the period                         $  3,655,487          $  572,487          $  742,020
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------
 Income taxes paid during the period                            $  --        $  1,673,112          $  100,000
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

                                  September 29, 1996


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

    Holders of the Zero Coupon Senior Notes also received on a pro-rata basis 100% of the new common stock of the restructured Company. As a result of the Plan, on May 3, 1995, 98% of the new common stock was held by a group of related investment funds, the "Southstreet Funds". On June 16, 1995 the Company purchased and retired the 2,300 shares of common stock not controlled by the Southstreet Funds;

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

                            Busse Broadcasting Corporation

                                      Unaudited



2. SALE OF WWMT-TV

On February 1, 1995 the Company formed a wholly-owned subsidiary, WWMT, Inc. [renamed Busse Management Inc. ("BMI") on May 3, 1995 and further renamed KOLN/KGIN, Inc. on October 19, 1995], and subsequently contributed substantially all of the assets and current liabilities of television station WWMT-TV, Kalamazoo, Michigan, to the subsidiary. On February 20, 1995 the Company and WWMT, Inc. entered into an agreement with Granite Broadcasting Corporation ("Granite") to sell substantially all of the assets of WWMT for $95,000,000 plus the net working capital as defined therein and Granite's assumption of certain liabilities. The sale was completed as of the opening of business on June 1, 1995. Gross proceeds from the sale of approximately $99,400,000 were used, in part, to redeem approximately $96,000,000 aggregate principal amount of certain indebtedness issued by the Company pursuant to the Plan at 100% of face value, plus accrued interest through the date of redemption.

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

3. DEBT

Debt is summarized as follows:



                                                                         SEPTEMBER 29,      DECEMBER 31,
                                                                            1996                1995
                                                                      ------------------------------------
(a) Senior Secured Notes, net of unamortized original issue discount of $2,168,958 and $2,454,185 at September 29, 1996 and
    December 31, 1995, respectively                                      $60,358,042       $  60,072,815
    7.38% Junior Subordinated Pay-in-Kind Notes                                   --          41,960,647
    17% Discounted Junior Subordinated Pay-in-Kind Notes                          --          10,462,108
(b) Promissory Note                                                          143,987             245,131
(c) 1996 Promissory Note                                                     549,914                  --
                                                                      ------------------------------------
Total debt                                                                61,051,943         112,740,701
Less current maturities                                                      351,374          35,214,927
                                                                      ------------------------------------
Long term debt                                                           $60,700,569       $  77,525,774
                                                                      ------------------------------------
                                                                      ------------------------------------


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

A portion of the net proceeds from the issuance of the Senior Notes were used by the Company on October 26, 1995 to redeem all of the outstanding 7.38% Secured Senior Subordinated Pay-in-Kind Notes, at 100% of the principal amount thereof plus accrued and unpaid interest thereon, for an aggregate cost of $26,469,445 (the "Senior Subordinated Note Redemption"). The remaining net proceeds of $31,655,654 were deposited in an escrow account (the "Escrow Account") maintained by the trustee of the Senior Notes and used by the Company on January 12, 1996 to effect, together with cash of approximately $3,193,409 and the interest earned on the funds deposited in the Escrow Account, the redemption of certain of the Junior Subordinated Notes, without penalty or premium, at 100% of the principal amount of the Junior Subordinated Notes to be redeemed for cash, plus accrued interest thereon to the date of redemption, at a cost of $35,241,061. The outstanding principal amount of the Junior Subordinated Notes immediately prior to the redemption was $100,765,475. The balance of the Junior Subordinated Notes not redeemed for cash ($17,330,660 book value) was redeemed for 65,524.41 shares of the Company's Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes. The redemption of the Junior Subordinated Notes for cash or Series A Preferred Stock is collectively referred to as the "Junior Subordinated Note Redemption."

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

1996 Promissory Note

On August 1, 1996 the Company issued a $580,000 promissory note (the "1996 Promissory Note") to finance the acquisition of certain digital pre-press equipment which the Company acquired during June 1996. The 1996 Promissory Note is (i) secured solely by the assets purchased, (ii) payable on the tenth day of each month in equal installments so that the outstanding principal balance would be $430,000 on May 10, 1997, plus accrued interest, at an annual interest rate of 9.13%, and (iii) is payable after May 10, 1997 in thirty-six (36) equal monthly installments, plus accrued interest, with the Company selecting between certain variable or a fixed interest rate options.

                            Busse Broadcasting Corporation

                                      Unaudited



4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                SEPTEMBER 29,   DECEMBER 31,
                                                     1996           1995
                                                -----------------------------
Deferred tax liabilities:
Property, plant and equipment basis differences  $  3,908,000   $  4,208,000
Debt basis differences                                     --     18,852,000
                                                -----------------------------
                                                    3,908,000     23,060,000
Deferred tax assets:
Federal net operating loss carryforwards           22,187,000     21,405,000
State net operating loss carryforwards              2,137,000      1,935,000
Other                                                  71,000        124,000
                                                -----------------------------
                                                   24,395,000     23,464,000
Valuation allowances                              (20,487,000)      (404,000)
                                                -----------------------------
                                                    3,908,000     23,060,000
                                                -----------------------------
                                                 $         --   $          --
                                                -----------------------------
                                                -----------------------------

As of December 31, 1995 the Company had approximately $59.8 million of federal net operating loss carryforwards ("NOL's"). As a result of the Plan (see Note 1) the Company elected treatment under Section 382 (l)(5) of the Internal Revenue Code, as amended (the "Code"). This treatment will allow the restructured Company to utilize, subject to certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

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

                                                SEPTEMBER 29,   DECEMBER 31,
                                                     1996           1995
                                                 -----------------------------
ASSETS
Current assets                                   $  3,008,771   $  3,129,038
Non-current assets                                 50,218,571     52,405,578
                                                 -----------------------------
                                                  $53,227,342    $55,534,616
                                                 -----------------------------
                                                 -----------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                              $  1,369,062   $  1,116,223
Non-current liabilities                             6,734,925      6,954,442
Stockholder's equity                               45,123,355     47,463,951
                                                 -----------------------------
Total liabilities and stockholder's equity        $53,227,342    $55,534,616
                                                 -----------------------------
                                                 -----------------------------


                                                                                                   PRE-EFFECTIVE
                                                         POST-EFFECTIVE DATE DATE                       DATE
                                     ---------------------------------------------------------------------------
                                                                                   FISCAL PERIOD   FISCAL PERIOD
                                      THREE MONTHS   THREE MONTHS    NINE MONTHS     FROM MAY 3,      FROM
                                           ENDED        ENDED            ENDED     1995 THROUGH     JANUARY 2,
                                       SEPTEMBER 29,  OCTOBER 1,     SEPTEMBER 29,  OCTOBER 1,    1995 THROUGH
                                          1996           1995            1996           1995      MAY 2, 1995
                                     ---------------------------------------------------------------------------

Net revenue                            $2,730,567     $2,421,123     $8,547,279     $3,917,523   $  3,489,390
Total operating costs and expenses      2,474,725      2,409,577      7,539,728      3,934,975      2,393,360
Income (loss) from operations             255,842         11,546      1,007,551        (17,452)     1,096,030
Reorganization item - gain on
restructuring transaction                      --             --             --             --     34,831,263
Net income (loss)                      (1,284,191)      (338,973)    (2,340,596)      (542,792)    36,308,787


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

                            Busse Broadcasting Corporation

                                      Unaudited




6. CAPITAL STOCK (CONTINUED)

Each share of Series A Preferred Stock may be converted at any time at the option of the holder into fully paid, nonassessable shares of Common Stock at the rate of 31.22958299 shares of Common Stock per share of Series A Preferred Stock, except that, if the Series A Preferred Stock is called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption. Provision will be made for adjustment of the conversion rate, under certain conditions, in order to protect the conversion rights against dilution.

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

                                   KOLN/KGIN, Inc.
            (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                        Condensed Consolidated Balance Sheets



                                                  SEPTEMBER 29,   DECEMBER 31,
                                                       1996           1995
                                                    UNAUDITED       AUDITED
                                                 -----------------------------
ASSETS
Current assets:
Cash and cash equivalents                          $  123,796     $  380,938
Receivables, net                                    1,955,168      2,149,310
Program contract rights                               601,805        425,230
Other current assets                                       --         27,560
                                                 -----------------------------
Total current assets                                2,680,769      2,983,038

Property, plant and equipment, net                  8,177,752      8,612,289
Due from Parent                                       681,242        166,729
Deferred charges and other assets                      14,540         27,125
Intangible assets and excess reorganization value  35,612,708     37,580,767
                                                 -----------------------------
Total assets                                      $47,167,011    $49,369,948
                                                 -----------------------------
                                                 -----------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses              $  584,199     $  617,972
Program contracts payable                             520,446        381,130
                                                 -----------------------------
Total current liabilities                           1,104,645        999,102

Deferred income tax liabilities                     1,919,000      2,064,000
Other long-term liabilities                                --         10,442

Stockholder's equity:
Common stock (voting) - $.01 par value,
 1,000 shares authorized, issued and outstanding           10             10
Additional paid-in capital                         46,568,577     46,568,577
Accumulated deficit                                (2,425,221)      (272,183)
                                                 -----------------------------
Total stockholder's equity                         44,143,366     46,296,404
                                                 -----------------------------
Total liabilities and stockholder's equity        $47,167,011    $49,369,948
                                                 -----------------------------
                                                 -----------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   KOLN/KGIN, Inc.
            (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

 Condensed Consolidated Statements of Operations and Stockholder's/Divisional
                                      Equity


                                                                                                   PRE-EFFECTIVE
                                                  POST-EFFECTIVE DATE UNAUDITED                    DATE AUDITED
                                     --------------------------------------------------------------------------
                                                                                   FISCAL PERIOD   FISCAL PERIOD
                                      THREE MONTHS   THREE MONTHS    NINE MONTHS     FROM MAY 3,      FROM
                                           ENDED        ENDED            ENDED     1995 THROUGH     JANUARY 2,
                                       SEPTEMBER 29,  OCTOBER 1,     SEPTEMBER 29,  OCTOBER 1,    1995 THROUGH
                                          1996           1995            1996           1995      MAY 2, 1995
                                     --------------------------------------------------------------------------

Net revenue                            $2,552,567     $2,421,123     $8,013,279     $3,917,523   $  3,489,390

Operating costs and expenses,
  excluding depreciation and
  amortization                          1,217,714      1,236,093      3,828,089      1,976,168      1,741,340
Depreciation                              286,110        273,799        818,170        456,332        486,000
Amortization of intangibles and
  excess reorganization value             668,839        655,222      1,968,059      1,092,037         63,000
Corporate expenses                        200,674        141,000        639,072        238,000         98,000
                                     --------------------------------------------------------------------------
Total operating costs and expenses      2,373,337      2,306,114      7,253,390      3,762,537      2,388,340
                                     --------------------------------------------------------------------------

Income from operations                    179,230        115,009        759,889        154,986      1,101,050

Other income (expense):
  Interest income                           3,477             --         15,334             --             --
  Gain on disposition of assets                --             --             --             --          2,074
  Other income (expense)                     (428)         4,712         (8,261)         6,449         (4,152)
                                     --------------------------------------------------------------------------
Other income (expense)                      3,049          4,712          7,073          6,449         (2,078)
                                     --------------------------------------------------------------------------
                                          182,279        119,721        766,962        161,435      1,098,972

Reorganization item - gain on
  restructuring transaction (NOTE 1)           --             --             --             --     34,831,263
                                     --------------------------------------------------------------------------
Income before income taxes                182,279        119,721        766,962        161,435     35,930,235

(Provision) benefit for income
  taxes:
    Current                            (1,000,000)      (389,231)    (3,065,000)      (632,789)      (582,000)
    Deferred                               51,000         34,000        145,000        101,000      1,466,000
                                     --------------------------------------------------------------------------
                                         (949,000)      (355,231)    (2,920,000)      (531,789)       884,000
                                     --------------------------------------------------------------------------
Net income (loss)                        (766,721)      (235,510)    (2,153,038)      (370,354)    36,814,235

Stockholder's/divisional equity at
  beginning of period                  44,910,087     47,162,747     46,296,404     47,632,491     11,747,254
    Net intercompany transactions              --       (344,523)            --       (679,423)      (928,998)
                                     --------------------------------------------------------------------------
Stockholder's/divisional equity at
  end of period                       $44,143,366    $46,582,714    $44,143,366    $46,582,714    $47,632,491
                                     --------------------------------------------------------------------------
                                     --------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     KOLN/KGIN-TV
                    (A Division of Busse Broadcasting Corporation)

                   Condensed Consolidated Statements of Cash Flows




                                                                                                        PRE-EFFECTIVE
                                                                   POST-EFFECTIVE DATE UNAUDITED         DATE AUDITED
                                                              ---------------------------------------------------------
                                                                 NINE MONTHS       FISCAL PERIOD        FISCAL PERIOD
                                                                    ENDED        FROM MAY 3, 1995      FROM JANUARY 2,
                                                               SEPTEMBER 29,           THROUGH          1995 THROUGH
                                                                    1996          OCTOBER 1, 1995        MAY 2, 1995
                                                              ---------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 $(2,153,038)          $(370,354)        $36,814,235
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                    2,786,229           1,548,369             549,000
   Program payments (over) under program amortization                 (19,273)             (9,678)              4,056
   Gain on disposition of assets                                           --                  --              (2,074)
   Deferred income tax benefit                                       (145,000)           (101,000)         (1,466,000)
   Reorganization item -  gain on restructuring transaction                --                  --         (34,831,263)
   Change in current assets and liabilities:
     Receivables                                                      194,142              17,374             207,244
     Other current assets                                              10,834              12,762              21,517
     Accounts payable and accrued expenses                            (33,773)             97,539             (37,963)
                                                              ---------------------------------------------------------
Net cash provided by operating activities                             640,121           1,195,012           1,258,752

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (383,633)           (260,622)           (209,259)
Proceeds from disposition of assets                                        --                  --               2,798
Decrease in other assets                                                  883                 342                 295
                                                              ---------------------------------------------------------
Net cash used in investing activities                                (382,750)           (260,280)           (206,166)

FINANCING ACTIVITIES
Net intercompany transactions                                              --            (679,423)           (928,998)
Increase in due from Parent                                          (514,513)                 --                  --
                                                              ---------------------------------------------------------
Net cash used in financing activities                                (514,513)           (679,423)           (928,998)

Net increase (decrease) in cash and cash equivalents                 (257,142)            255,309             123,588
Cash and cash equivalents at beginning of period                      380,938             185,081              61,493
                                                              ---------------------------------------------------------
Cash and cash equivalents at end of period                         $  123,796            $440,390          $  185,081
                                                              ---------------------------------------------------------
                                                              ---------------------------------------------------------

Supplemental information
 Income taxes paid                                                 $3,065,000            $389,231          $  582,000
                                                              ---------------------------------------------------------
                                                              ---------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                   KOLN/KGIN, Inc.
            (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

                                  September 29, 1996


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

Divisional equity balances through October 20, 1995 include net intercompany balances that result from various transactions between KOLN/KGIN-TV and the Company. There are no terms of settlement or interest charges associated with these balances. The balances are primarily the result of KOLN/KGIN-TV's participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN-TV and the current income taxes that would have been due to the Company. KOLN/KGIN-TV's receivable from the Company, which has been netted in the divisional equity balance, was zero at May 3, 1995, due to the adoption of Fresh Start Accounting, $679,423 at October 1, 1995 and averaged $339,712 for the period from May 3, 1995 through October 1, 1995. Subsequent to October 20, 1995 these transactions have flowed through the due from Parent account. There are no terms of settlement or interest related to these balances which averaged $423,985 due from the Parent during the period from December 31, 1995 through September 29, 1996.

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

         Certain information included in this quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include words such as the Company "believes," "expects," "anticipates," or other such similar words. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from those currently anticipated. The forward-looking statements included herein are only made as of the date of this report. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1996 and/or 1995 refer to the nine and/or three month periods ended September 29, 1996 or October 1, 1995, respectively.

         The Company and its then existing wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. The Plan was effected and the Company emerged from Chapter 11 bankruptcy reorganization (the "Restructuring") on May 3, 1995 (the "Effective Date"). The transactions comprising the Restructuring are summarized in Note 1 to Notes to Condensed Consolidated Financial Statements (Unaudited) of the Company for the nine months ended September 29, 1996. The primary effects of the Restructuring on results of operations and liquidity are summarized below.

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

RESULTS OF OPERATIONS

         The financial statements of the Company for the Post-Effective Date fiscal period(s) are not comparable to the Pre-Effective Date fiscal period(s) principally in the following areas: (i) depreciation and amortization expense in the Post-Effective Date financial statements reflects the restatement of assets to estimated fair value as of the Effective Date, (ii) interest expense in the Post-Effective Date financial statements reflects the new debt structure of the Company and (iii) the Pre-Effective Date statement of operations includes nonrecurring gains and expenses related to the Restructuring. In addition, as a result of its adoption of Fresh Start Accounting the Company was required to account for WWMT as an investment held for sale. Accordingly, results of operations for WWMT from May 3, 1995 through the date of sale on June 1, 1995 are excluded from the Company's consolidated results of operations for the fiscal period ended October 1, 1995.

         In the discussion of operations which follows, the results of operations for the periods from January 2, 1995 through May 2, 1995 (Pre-Effective Date) and May 3, 1995 through October 1, 1995 (Post-Effective Date) are combined for certain items of revenue and expense for purposes of comparison to the nine months ended September 29, 1996. Revenue and expense items combined in 1995 for the Pre- and Post-Effective Date periods are referred to as "Combined 1995".

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 29, 1996
AND OCTOBER 1, 1995

         Net revenue increased $544,607, or 9.8%, to $6,118,368 from $5,573,761 for the three months ended September 29, 1996 compared to the three months ended October 1, 1995 as a result of increased revenues from both the Company's television stations and Winnebago Color Press. For KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations"), net revenue for the third quarter of 1996 increased $345,019, or 8.5%, to $4,412,598 from $4,067,579 for the corresponding 1995 period. Net political revenue for the Stations during the three months ended September 29, 1996 increased by approximately $162,000 to $169,000 from $7,000 in the 1995 period reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with the 1996 elections associated with the biannual election cycle. For the three months ended September 29, 1996 compared to the three months ended October 1, 1995, net national advertising revenues, excluding net political advertising revenues, for KOLN/KGIN-TV increased 1.5% due to slightly increased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, decreased 3.2% reflecting decreased local advertiser demand within the station's market. For the three months ended September 29, 1996 compared to the three months ended October 1, 1995, net national advertising revenues, excluding net political advertising revenues, for WEAU-TV decreased 6.5% due to decreased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 13.3% reflecting increased local advertiser demand within the market including demand for advertising time during the Olympic telecasts. Network compensation for the Stations increased approximately $138,000 to $327,000 for the three months ended September 29, 1996 compared to $189,000 for the three months ended October 1, 1995. Such increase reflects increased compensation pursuant to new long-term network affiliation agreements for each station which became effective January 1, 1996.

         Net revenue from Winnebago Color Press increased $199,578, or 13.3%, to $1,705,770 for the three months ended September 29, 1996 from $1,506,192 for the three months ended October 1, 1995 due to increased customer demand for printed carton labels for products associated with the calendar year end retail sales season. The Company currently believes that competitive pressures on product pricing continues to negatively impact revenues within this segment.

         Operating expenses, excluding depreciation and amortization expenses, increased $145,382 or 4.2%, to $3,603,102 for the three months ended September 29, 1996 from $3,457,720 for the corresponding 1995 period primarily as a result of increased cost of sales in the Company's printing segment. Operating expenses, excluding depreciation and amortization expenses, for the

Stations increased $19,723, or 1.0%, to $2,031,247, from $2,011,524 for the corresponding 1995 period reflecting, in part, modest differences in the incurrence of services between the respective periods. Operating expenses, excluding depreciation and amortization expenses, for Winnebago Color Press increased $185,602, or 13.4%, to $1,571,855 from $1,386,253 for the three months ended October 1, 1995, with such increase attributable to greater cost of sales due to the increased sales volume discussed above.

         Depreciation and amortization expenses decreased $975, or 0.1% to $1,586,985 from $1,587,960 for the three months ended September 29, 1996 compared to the corresponding 1995 period. Depreciation and amortization expenses attributable to the Stations increased $37,891, or 2.6%, to $1,512,609 for the three months ended September 29, 1996 from $1,474,718 for the 1995 period reflecting depreciation relating to the Company's capital additions during the 1996 period. Depreciation and amortization expenses for Winnebago Color Press declined $43,295, or 39.6% to $65,979 from $109,274 between the respective fiscal periods.

         Corporate expenses increased $44,821, or 13.7%, to $370,956 during the three months ended September 29, 1996 from $326,135 for the three months ended October 1, 1995. The increase results primarily from increased professional service charges during the 1996 period.

         Income from operations increased $355,379, or 176.0%, to $557,325 for the three months ended September 29, 1996 from $201,946 for the corresponding 1995 period reflecting the Company's increased net revenues being partially offset by the increased operating costs as discussed above. Income from operations attributable to the Stations increased $287,405, or 49.4%, to $868,742 for the three months ended September 29, 1996 from $581,337 in the 1995 period. Such increase reflects the Stations' increased net revenues being partially offset by increased costs of operations, including depreciation and amortization charges. Income from operations for printing increased $57,271, or 537.0%, to $67,936 from $10,665 in the corresponding 1995 period due primarily to decreased charges for depreciation and amortization as well as the increased sales volume discussed above.

         Interest expense increased $437,799, or 26.7%, to $2,077,039 for the three months ended September 29, 1996 from $1,639,240 for the corresponding 1995 period reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements."

         Interest income decreased $28,935 or 34.3%, to $55,513 for the three months ended September 29, 1996 from $84,448 for the 1995 period reflecting interest earnings on the Company's cash balances which, after giving effect to the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption, have been reduced. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements."

         The Company has analyzed its deferred tax assets and liabilities and its current state tax provision and has concluded that no provision for current state or deferred federal or state taxes is required for the three months ended September 29, 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 1996 (POST-EFFECTIVE DATE) AND THE COMBINED PERIODS FROM JANUARY 2, 1995 THROUGH MAY 2, 1995
(PRE-EFFECTIVE DATE) AND MAY 3, 1995 THROUGH OCTOBER 1, 1995 (POST-EFFECTIVE
DATE)

         Net revenue declined $5,361,283, or 22.3%, to $18,695,414 from
$24,056,697 for the nine months ended September 29, 1996 compared to the Combined 1995 nine months ended October 1, 1995 primarily due to the exclusion of results from WWMT from the 1996 period offset, in part, by increased net revenue at the Stations. Net revenue for the Stations for the nine months ended September 29, 1996 increased $1,099,882 or 8.6%, to $13,832,003 from $12,732,121 for the corresponding Combined 1995 period. Net political revenue for the Stations during the nine months ended September 29, 1996 increased by approximately $380,000 to $481,000 from $101,000 in the Combined 1995 period reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with the 1996 elections associated with the biannual election cycle. For the nine months ended September 29, 1996 compared to the Combined 1995 nine months ended October 1, 1995, net national advertising revenues, excluding net political advertising revenues, for KOLN/KGIN-TV increased 5.9% due to increased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, decreased 2.0% reflecting decreased local advertiser demand within the market. For the nine months ended September 29, 1996 compared to the Combined 1995 nine months ended October 1, 1995, net national advertising revenues, excluding net political advertising revenues, for WEAU-TV increased 2.8% due to increased advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 4.9% reflecting increased local advertiser demand within the market. Network compensation for the Stations increased approximately $474,000 to $1,028,000 for the nine months ended September 29, 1996 compared to $554,000 for the Combined 1995 nine months ended October 1, 1995. Such increase reflects increased compensation pursuant to new long-term network affiliation agreements for each station which became effective January 1, 1996.

         Net revenue from Winnebago Color Press decreased $226,641, or 4.5%, to $4,863,411 for the nine months ended September 29, 1996 from $5,090,052 for the corresponding Combined 1995 period due to reduced customer demand and strong price competition within this segment.

         Operating expenses, excluding depreciation and amortization expenses, decreased $3,572,078, or 24.9%, to $10,783,141 for the nine months ended September 29, 1996 from $14,355,219 for the corresponding Combined 1995 period. Of such decline, $3,377,234 is attributable to the exclusion of results for WWMT from the 1996 period. Operating expenses, excluding depreciation and amortization expenses, for the Stations increased $27,935, or 0.5%, to $6,227,468, from $6,199,533 for the corresponding Combined 1995 period. Operating expenses, excluding depreciation and amortization expenses, for Winnebago Color Press decreased $122,946, or 2.7%, to $4,475,673 from $4,598,619 with substantially all of the decline attributable to a reduction in the cost of sales due to the lower sales volume discussed above.

         Depreciation and amortization expenses increased $263,115, or 6.0%, to $4,679,503 for the nine months ended September 29, 1996 from $4,416,388 for the Combined 1995 period. This increase is primarily attributable to changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting, offset, in part, by including depreciation and amortization expenses associated with WWMT of $511,307 only in the Combined 1995 period. Depreciation and amortization expenses attributable to the Stations increased $1,005,318, or 29.3%, to $4,441,383 for the nine months ended September 29, 1996 from $3,436,065 for the Combined 1995 period primarily reflecting the adoption of Fresh Start Accounting. Depreciation and amortization expenses for Winnebago Color Press decreased $108,393, or 33.7% to $212,997 from $321,390 between the respective fiscal periods reflecting the adoption of Fresh Start Accounting.

         Corporate expenses increased $358,191, or 42.5%, to $1,201,046 during the nine months ended September 29, 1996 from $842,855 for the Combined 1995 nine months ended October 1, 1995. The increase results primarily from (i) increased professional service charges during the 1996 period, including $42,988 relating to certain litigation (see Part II, Item 1, "Legal Proceedings"), while the corresponding Combined 1995 period included $11,470 of such charges and (ii) charges of $274,265 relating to the accrual of obligations under the Company's long term incentive plan for the 1996 period while the corresponding Combined 1995 period included $152,778 of such charges under the long term incentive plan.

         Income from operations decreased $2,410,511, or 54.3%, to $2,031,724 for the nine months ended September 29, 1996 from $4,442,235 for the corresponding Combined 1995 period, with the sale of WWMT and the exclusion of its results of operations from the 1996 period accounting for $2,345,983 of such decrease. Income from operations attributable to the Stations increased $66,629, or 2.2%, to $3,163,152 for the nine months ended September 29, 1996 from $3,096,523 for the Combined 1995 period as the Stations' increased net revenues were partially offset by increased depreciation and amortization charges resulting from the adoption of Fresh Start Accounting. Income from operations for printing increased $4,698 or 2.8%, to $174,741 from $170,043 in the corresponding Combined 1995 period due primarily to the lower sales being offset by lower operating costs, as discussed above.

         Interest expense decreased $4,150,503, or 39.5%, to $6,349,360 for the nine months ended September 29, 1996 from $10,499,863 for the corresponding Combined 1995 period reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements." In addition, pursuant to the Plan, the Company did not accrue approximately $1.8 million of interest on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through May 2, 1995.

         Interest income decreased $283,745 or 57.3%, to $211,888 for the nine months ended September 29, 1996 from $495,633 for the Combined 1995 period which decrease was primarily due to the inclusion of interest earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, only in the Combined 1995 period. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, "Financial Statements." In addition, the Company's cash balances, after giving effect to the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption, have been reduced between the respective fiscal periods and associated interest earnings thereon have decreased.

         The 1996 current income tax expense reflects current state tax expense. The Company has analyzed its deferred tax assets and liabilities and has concluded that no provision for deferred federal or state taxes is required for the nine months ended September 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents at September 29, 1996 totaled $7,154,863 compared to $38,893,959 at December 31, 1995. The decrease in the Company's cash position resulted primarily from the Company's use of approximately $35.2 million to effect the cash portion of the Junior Subordinated Note Redemption which was completed on January 12, 1996. (See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for the nine months ended September 29, 1996.) Immediately following the Junior Subordinated Note Redemption the Company had an available cash reserve of $4,000,000. On October 15, 1996 the Company utilized cash on hand to pay, when due, a semi-annual interest payment on the Senior Notes in the amount of $3,634,382.

         The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $4,667,305 and $4,408,172 for the nine months ended September 29, 1996 and the Combined 1995 periods ending October 1, 1995, respectively. The increase in net cash provided by operations is due primarily to changes in certain working capital accounts.


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

         In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the 1995 fiscal year capital expenditures totaled $1,154,500, of which $943,796 related to its existing broadcast operations and $137,572 related to the Company's printing operations. The Company currently anticipates expending an aggregate of approximately $2,000,000 for capital expenditures during the 1996 fiscal year of which approximately $1,000,000 will relate to the Stations and the balance of which will relate to Winnebago Color Press. For the nine months ended September 29, 1996 the Company incurred capital expenditures of $1,575,201 of which approximately $713,000 related to the Stations and $862,000 related to Winnebago Color Press including the acquisition of certain digital pre-press equipment.
In conjunction with the acquisition of such digital pre-press equipment, the Company issued a $580,000 promissory note to finance a portion of such acquisition (see Note 3(c) to Notes to Condensed Consolidated Financial Statements (Unaudited) included at Item 1 "Financial Statements").

         The Company anticipates aggregate capital expenditures for fiscal years 1997 and 1998 will approximate $1,200,000 in each year. It is anticipated that significant capital expenditures may be required in the future to implement advanced digital television systems ("DTV"), including high definition television, at the Stations. The Federal Communications Commission ("FCC") has not yet determined the technical standards for DTV nor has it established a specific timetable for implementation of DTV. The Company cannot presently predict the cost of implementing DTV in each of the Stations.

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

INCOME TAXES

         The Company estimated that its federal NOL carryover as of December 31, 1995 was approximately $59.8 million. The Company elected treatment under
Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code") when it filed its 1995 federal income tax return. The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL is not restricted, absent a future "ownership change" under Section 382 of the Code (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in
Item 1 "Financial Statements").

RETENTION OF A FINANCIAL ADVISOR BY CERTAIN STOCKHOLDERS

         The holders of record of approximately 97.4% of the Company's outstanding capital stock (the "Controlling Stockholders") engaged the investment banking firm of Morgan Stanley & Co. Incorporated ("Morgan Stanley") to act as a financial advisor in connection with matters relating to the Company. On September 6, 1996 the Company was informed by the Controlling Stockholders that they had instructed Morgan Stanley to suspend the evaluation of strategic transactions in connection with the possible sale of the Company. At this time, there can be no assurance as to whether or when the Controlling Stockholders will resume evaluation of strategic transactions relating to the possible sale of the Company.


PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel Communications, Ltd. ("Citadel"), the licensee of station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On October 10, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. On July 12, 1996 the Court of Appeals denied the Company's appeal and dismissed its petition for review. The Company has determined not to appeal the Court of Appeals' decision.

         Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. The Company cannot predict the impact of the KLKN operations upon the Company's future operations.

ITEM 5.  OTHER INFORMATION.

         On October 15, 1996, by unanimous written consent of the then serving directors, the Board of Directors of the Company was expanded from three to four directors and Mr. Gary E. Hindes was elected to fill the newly created directorship. Mr. Hindes currently is the Corporate Secretary and a Director of SSP, Inc., a Delaware corporation, which is the general partner for the Controlling Stockholders.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.

    (a)  EXHIBITS
     EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
     --------------               ----------------------

         27                       Financial Data Schedule for the Quarter ended
                                       September 29, 1996

    (b)  REPORTS ON FORM 8-K
              Form 8-K, dated September 6, 1996, filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing that the Controlling Stockholders had instructed their financial advisor, Morgan Stanley, to suspend
              the evaluation of strategic   transactions in connection with the
              possible sale of  the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BUSSE  BROADCASTING CORPORATION
                                          (Registrant)


DATED:  November 12, 1996         BY:       /S/ JAMES C. RYAN
                                     ------------------------------------------
                                       JAMES C. RYAN
                                       Chief Financial Officer
                                       (chief accounting officer and officer
                                       duly authorized to sign on behalf of the
                                       Registrant)