Form 10-K405
period 1996-12-29
BUSSE BROADCASTING CORP
filed 1997-03-28
CIK 831864

--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                           -------------------------------


                                      FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           -------------------------------

For the fiscal year ended December 29, 1996      Commission file number 33-99622


                            BUSSE BROADCASTING CORPORATION
                (Exact name of registrant as specified in its charter)


              DELAWARE                               38-2750516
(State of Incorporation or organization)    (IRS Employer Identification No.)


                         141 East Michigan Avenue, Suite 300
                              Kalamazoo, Michigan 49007
                                    (616) 388-8019
                  (Address, including zip code and telephone number,
          including area code, of registrant's principal executive offices)

                           -------------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        None.
                           -------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    ------       ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
             ---

    As of March 28, 1997, 107,700 shares of Busse Broadcasting Corporation Common Stock were outstanding. None of the outstanding shares were held by non-affiliates.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No
    -----      -----

                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Item 14 of Part IV are incorporated by reference to:
Busse Broadcasting Corproation's 1995 Registration Statement on Form S-1 (Commission File No. 33-99622) and certain exhibits to such 1995 Registration Statement on Form S-1, Busse Broadcasting Corporation's Report on Form 8-K filed on September 6, 1996 and Busse Broadcasting Corporation's Report on Form 8-K filed on December 27, 1996.

--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS.

    Busse Broadcasting Corporation (the "Company" or "Busse"), directly or through wholly-owned subsidiaries, owns and operates two network-affiliated very high frequency ("VHF") television stations: KOLN/KGIN-TV, an integrated broadcast station serving Lincoln and Grand Island, Nebraska, and WEAU-TV serving Eau Claire and La Crosse, Wisconsin (collectively, the "Stations"). KOLN/KGIN-TV is affiliated with CBS, Inc. ("CBS") and WEAU-TV is affiliated with National Broadcasting Company, Inc. ("NBC"). KOLN/KGIN-TV and WEAU-TV broadcast in the 101st and 130th largest national media markets ("DMAs"), respectively. The Company's operating strategy for the Stations is (i) to increase viewership and advertising revenues and (ii) to maintain control of operating and programming costs, working capital and capital expenditures without sacrificing the quality of broadcasting services local audiences have come to expect from the Stations.

CORPORATE HISTORY AND RESTRUCTURING

    The Company was incorporated in June 1987 and acquired its initial operations, consisting of five television stations, including the Stations, and Winnebago Color Press ("Winnebago"), a commercial printing facility, in August 1987 from Gillett Holdings, Inc. ("GHI") and various parties affiliated with GHI for an aggregate purchase price of approximately $148.5 million (the "Acquisition"). The Acquisition was financed primarily through the Company's
(i) issuance of $110.0 million face amount ($45.4 million in net proceeds) of Zero Coupon Senior Notes due August 15, 1994 (the "Zero Coupon Notes") and $30.0 million principal amount of Senior Subordinated Debentures due August 15, 1999 (the "Subordinated Debentures"), (ii) borrowing of approximately
$58.1 million under a credit facility with a bank group (the "Old Credit Agreement") and (iii) assumption of a subordinated promissory note in the principal amount of $15.0 million (the "Subordinated Note").

    On September 15, 1988, the Company sold WRLH-TV, Richmond, Virginia, for gross proceeds of approximately $7.9 million plus the assumption by the purchaser of $3.9 million in liabilities associated with WRLH-TV. Approximately $7.0 million of the net cash proceeds from the sale of WRLH-TV were used to reduce certain of the Company's outstanding bank debt.

    On February 12, 1991, the Company sold KOKH-TV, Oklahoma City, Oklahoma, for net proceeds of approximately $7.0 million to an affiliate of a substantial holder of the Company's then outstanding preferred stock. The net cash proceeds from the sale of KOKH-TV were used to reduce certain of the Company's outstanding indebtedness.

    At the time of the Acquisition, the Company anticipated that the debt incurred in connection therewith would be repaid through cash flow from operations and the sale of one or more of its broadcast properties. Shortly after the Acquisition, the television industry began a period of reduced growth in revenues that reached a low point in 1991 when industry revenues experienced an absolute decline for the first time since cigarette advertising on television was banned in the early 1970's. The combined effect on the Company of declining operating cash flows and reduced values for asset sales led management to conclude that the Company would be unable to service its then existing indebtedness. Accordingly, the Company commenced negotiations with its primary creditors to restructure the Company's indebtedness. These negotiations resulted in a series of amendments and waivers to the instruments governing such indebtedness. The primary effects of these amendments and waivers were to restructure the scheduled amortization of the indebtedness under the Old Credit Agreement, and to defer or modify the interest payment obligations on certain of its other indebtedness. As of October 1994, the Company was in default with respect to approximately $196.9 million of the indebtedness incurred in connection with the Acquisition and it became necessary for the Company to explore a more permanent restructuring of its capitalization. The restructuring negotiations initiated by the Company at that time principally involved lenders under the Old Credit Agreement and Greycliff Partners, the investment adviser to certain investment funds (the "South Street Investment Funds"), which, immediately prior to the Restructuring (as defined herein), held approximately 98% of the Company's non-bank indebtedness.

    As an outcome of such negotiations, on May 3, 1995 (the "Effective Date") the Company completed a comprehensive restructuring of its debt and equity (the "Restructuring") through the implementation of a prepackaged plan of reorganization (the "Plan") that was confirmed on April 20, 1995 under Chapter 11 of the United States

Bankruptcy Code by the United States Bankruptcy Court for the district of Delaware. The total outstanding debt of the Company immediately prior to the Effective Date equaled approximately $222.4 million, including accrued interest. On the Effective Date, the following transactions were consummated pursuant to the Plan:

    - Approximately $4.6 million of indebtedness outstanding under the Old Credit Agreement was paid in cash and the balance of debt outstanding thereunder, or $10.4 million, was exchanged for a like principal amount of term notes accruing interest at 10.5% per annum under a credit agreement (the "Credit Agreement").

    - The Zero Coupon Notes, Subordinated Debentures, Subordinated Note and certain other indebtedness (which evidenced claims aggregating approximately $207.0 million as of the Effective Date) were exchanged for approximately
$110.0 million in principal amount of 7.38% Secured Senior Subordinated Pay-In-Kind Notes (the "Secured Senior Subordinated Notes") and approximately $97.0 million in principal amount of 7.38% Junior Subordinated Pay-In-Kind Notes (the "Junior Subordinated Notes").

    - All rights and claims of the holders of the Company's then outstanding capital stock (or interests to acquire such stock) were extinguished.

    - Substantially all other obligations of the Company, including trade payables and other general unsecured obligations, were unaffected by the Restructuring.

    - The Company issued 100% of its common stock, $0.01 par value per share (the "Common Stock") to holders of Zero Coupon Notes on a pro rata basis based on the aggregate face amount of Zero Coupon Notes owned by such holders of record. As a result of such issuance, the South Street Investment Funds acquired approximately 98% of the Common Stock.

    - Messrs. Lawrence A. Busse, W. Don Cornwell and Stuart J. Beck were appointed as members of the Board of Directors of the Company. Under the terms of the Plan, Messrs. Cornwell and Beck, each of whom is an executive officer, director and stockholder of Granite Broadcasting Corporation ("Granite"), were prohibited from voting on any matter pertaining to the WWMT Sale (as defined herein).

    On September 21, 1995, the United States Bankruptcy Court for the District of Delaware issued an order closing the case pursuant to which the Restructuring was effected.

WWMT SALE

    On February 17, 1995 the Company contributed all of the assets and liabilities related to WWMT-TV, Kalamazoo, Michigan ("WWMT") to a wholly-owned subsidiary, WWMT, Inc. in exchange for all of the capital stock of the subsidiary.

    On June 1, 1995, the Company completed the sale of substantially all of the assets of WWMT to Granite for gross proceeds of $99.4 million (the "WWMT Sale"). The gain for federal income tax purposes attributable to the WWMT Sale was offset against and reduced the Company's available net operating loss ("NOL") carryover. During June 1995, approximately $97.0 million of the net proceeds from the WWMT Sale were used to (i) repay all outstanding borrowings under the Credit Agreement in an amount equal to $10.4 million plus accrued and unpaid interest through the date of redemption, (ii) purchase (and retire)
$1.3 million aggregate principal amount of Secured Senior Subordinated Notes, $1.2 million aggregate principal amount of Junior Subordinated Notes and 2,300 shares of Common Stock, all held by an unaffiliated third party, for an aggregate purchase price of $2.6 million including accrued and unpaid interest through the date of purchase and (iii) redeem $83.1 million aggregate principal amount of the Secured Senior Subordinated Notes held by the South Street Investment Funds at 100% of the principal amount thereof, plus accrued and unpaid interest thereon, for an aggregate redemption price of $84.0 million. As a result of the foregoing transactions, the South Street Investment
Funds presently own 100% of the issued and outstanding Common Stock. WWMT, Inc. changed its name to Busse Management, Inc. as of May 3, 1995 and further changed its name to KOLN/KGIN, Inc. as of October 19, 1995.

ISSUANCE OF SENIOR NOTES; REDEMPTION OF JUNIOR SUBORDINATED NOTES FOR CASH AND SERIES A PREFERRED STOCK AND EXCHANGE OF SENIOR NOTES.

    On October 26, 1995 the Company issued and sold $62,527,000 principal amount of its 11-5/8% Senior Secured Notes due October 15, 2000 ("New Notes" and, together with the Exchange Notes (as defined herein), the "Senior Notes") at a price of 95.96% of the aggregate principal amount thereof and received net proceeds of $58,125,099 after payment of underwriting discounts and commissions of $1,875,810. The Senior Notes are senior secured obligations of the Company secured by all of the Company's equity interests in and certain intercompany indebtedness of its subsidiaries, including the License Subsidiaries (as defined herein) which hold the Federal Communication Commission ("FCC") licenses of the Stations, certain agreements and contract rights related to the Stations (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages and substantially all of the owned and certain of the leased real property of the Company and its Subsidiaries and proceeds thereof. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU with all existing and future senior indebtedness of the Company. The Senior Notes are fully and unconditionally guaranteed (together with the guarantees of the Exchange Notes (as defined herein), the "Guarantees") on a senior secured basis by all of the subsidiaries of the Company (the "Guarantors") on a joint and several basis. See Note 6 of Notes to Consolidated Financial Statements for the period ended December 29, 1996 included herein.

    A portion of the net proceeds from the issuance of the Senior Notes was used by the Company on October 26, 1995 to redeem all of the outstanding 7.38% Secured Senior Subordinated Notes, at 100% of the principal amount thereof plus accrued and unpaid interest thereon, for an aggregate cost of $26,469,445. The remaining net proceeds of $31,655,654 were deposited in an escrow account (the "Escrow Account") maintained by the trustee of the Senior Notes. On January 12, 1996 the Company effected a redemption, without penalty or premium, of 100% of the aggregate principal amount of the Junior Subordinated Notes, plus interest accrued thereon to the date of redemption (the "Junior Subordinated Note Redemption"), as follows: (i) cash on hand of approximately $3,193,409 (the "Excess Cash") plus the funds deposited in the Escrow Account and interest earned thereon, was used to redeem certain of the Junior Subordinated Notes at a cost of $35,241,061 and (ii) the balance of the Junior Subordinated Notes not redeemed for cash were redeemed for 65,524.41 shares of the Company's Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes. The South Street Investment Funds beneficially own 100% of the Series A Preferred Stock.

    On March 14, 1996 the Company effected a registered exchange offer (the "Exchange") and exchanged $1,000 in principal amount of its 11-5/8% Senior Secured Notes due 2000 which were registered under the Securities Act of 1933 (the "Exchange Notes") for each $1,000 principal amount of the outstanding New Notes. All of outstanding New Notes were exchanged for Exchange Notes. The sole purpose of the Exchange was to fulfill the obligations of the Company with respect to the registration of the New Notes. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the New Notes, the Company agreed to file with the Securities and Exchange Commission a registration statement relating to the Exchange pursuant to which the Exchange Notes would be issued. The Exchange Notes contain substantially identical terms as the New Notes including principal amount, interest rate, maturity, security and ranking. The Exchange Notes are guaranteed by the Guarantors on the same basis that the New Notes were guaranteed.

CORPORATE REORGANIZATION

    In connection with and prior to the issuance of the Senior Notes, the Company completed a corporate reorganization (the "Corporate Reorganization") pursuant to which (i) all of the assets and liabilities relating to the ownership and operation of KOLN/KGIN-TV were contributed to KOLN/KGIN, Inc. (formerly Busse Management, Inc. and previously WWMT, Inc.), a Delaware corporation and a wholly owned subsidiary of the Company, (ii) KOLN/KGIN, Inc., in turn, transferred the FCC licenses relating to KOLN/KGIN-TV to KOLN/KGIN License, Inc., a Delaware corporation, in exchange for all of the issued and outstanding capital stock of KOLN/KGIN License, Inc. and (iii) the FCC licenses relating to WEAU-TV were transferred to WEAU License, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, in exchange for all of the issued and outstanding capital stock of WEAU License, Inc. and a promissory note that is subordinated to the Senior Notes, the Guarantees and all other obligations under the Indenture and the related collateral agreements. In connection with the Corporate Reorganization, KOLN/KGIN License, Inc. and WEAU License, Inc., (collectively, the "License Subsidiaries") also entered into agreements that provide the Company and KOLN/KGIN, Inc. with the exclusive right to use the Federal Communications Commission ("FCC") licenses relating to WEAU-TV and KOLN/KGIN-TV, respectively. The Corporate Reorganization was effected, among other things, to facilitate the collateral arrangements to be entered into in connection with the issuance of the Senior Notes. The Senior Notes and the Guarantees are secured by all of the Company's equity interests in, and intercompany indebtedness of, its subsidiaries, including the License Subsidiaries, certain agreements and contract rights related to the Stations, certain machinery, equipment, fixtures and general intangibles of the Company and its subsidiaries, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries and proceeds thereof.

WINNEBAGO SALE

    On December 27, 1996, the Company entered into a Buy and Sell Agreement (the "Buy and Sell Agreement"), with Winnebago Color Press, Inc. ("WCP"), a Wisconsin corporation and a company affiliated with Mr. Lawrence A. Busse, Chairman and Chief Executive Officer of the Company, pursuant to which the Company sold substantially all of the assets of Winnebago, the Company's sole operations within the printing segment, to WCP for aggregate consideration of $3,327,856 in cash plus (i) the assumption by WCP of $369,638 of certain current liabilities and (ii) the additional assumption by WCP of certain other liabilities as set forth in the Buy and Sell Agreement (collectively, the "Winnebago Asset Sale"). The Company received net proceeds from the Winnebago Asset Sale of approximately $3,207,000 including a working capital purchase price adjustment payment of approximately $102,857 received by the Company in February 1997. In connection with the sale, the Company received an opinion from an investment banking firm to confirm that the terms of the sale were fair to the Company and its stockholders from a financial point of view.

    On February 12, 1997, pursuant to the indenture under which the Senior
Notes were issued (the "Indenture"), the Company commenced an offer to purchase the maximum principal amount of Senior Notes that may be purchased with the $3,207,000 of net proceeds from the Winnebago Asset Sale at an offer price in cash per $1,000 principal amount equal to 100% of the Accreted Value (as defined in the Indenture) (the "Winnebago Asset Sale Offer"). On March 14, 1997, the Winnebago Asset Sale Offer expired by its terms. Upon such expiration, no Senior Notes had been tendered by noteholders and consequently, no Senior Notes were purchased by the Company pursuant to the Winnebago Asset Sale Offer. Pursuant to the terms of the Indenture, the Company may only utilize the $3,207,000 in net proceeds to make investments in or acquire properties and assets directly related to television or radio broadcasting, all as more fully described in the Indenture.

COMPANY AND INDUSTRY OVERVIEW

TELEVISION

INDUSTRY BACKGROUND

    Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area and the license to operate a broadcast station is granted by the FCC. Television stations can be distinguished by the frequency on which they broadcast. Historically, television stations that have broadcast over the VHF band (channels 2-13) of the spectrum generally have had some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Further, in television markets in which all local stations are UHF stations, no competitive disadvantage exists.

    Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio or transmission tower rentals and commercial production activities. Advertising rates are based upon a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic make-up of the market served by the station and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, aggressive and knowledgeable sales forces and development of projects, features and marketing programs that tie advertising messages to programming. Since broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry.

    Historically, three major broadcast networks -- Capital Cities/ABC, Inc. ("ABC"), NBC and CBS -- dominated broadcast television. In recent years, the Fox Broadcasting Company ("Fox") has effectively evolved into the fourth major network, although the hours of network programming produced by Fox for its affiliates are less than those produced by the other three major networks. In addition, United Paramount Network ("UPN") and WB Television Network ("WB Network") have been launched as new television networks.

    Whether a station is affiliated with one of the four major networks, NBC, ABC, CBS or Fox, has a significant impact on the composition of the station's revenues, expenses and operations. A typical network affiliate receives a significant portion of its programming each day from the network. This programming, along with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising inventory during network programs. The network then sells this advertising time and retains the revenues so generated. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources.

    In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally compete with local stations for programming, and various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers, but, with the exception of the use of "donor acknowledgments," not for advertising. In addition, a television station may acquire programming through other arrangements. For instance, barter and cash-plus-barter arrangements are becoming increasingly popular with both network affiliates and independent stations. Under such arrangements, a national program distributor typically retains up to 50% of the available advertising time for programming it supplies in exchange for reduced fees for such programming.

    An affiliate of UPN or WB Network receives a smaller portion of each day's programming from its network compared to an affiliate of a major network. As a result of the smaller amount of programming provided by their network, affiliates of UPN or WB Network must purchase or produce a greater amount of their programming, resulting in generally higher programming costs. These stations, however, retain a larger portion of the inventory of advertising time and the revenues obtained therefrom compared to stations affiliated with the major networks. In contrast, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs, although the independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom.

    Through the 1970s, prior to the advent of competing technologies for the delivery of video programming to television viewers and the rise of independent stations as viable competitors to network affiliates, television broadcasting enjoyed virtual dominance of television viewership and television advertising revenues, and network-affiliated stations competed primarily only with each other in local markets. FCC regulation of the broadcast industry evolved to address this environment consisting of only three commercial broadcast networks, with the focus on encouraging increased competition and diversity of viewpoints and programming in the television broadcasting industry.

    Cable television systems were first installed in significant numbers in the early 1970s and were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception. In contrast to broadcast television stations, the primary source of revenues for cable systems is subscriber fees. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable accelerated dramatically. The emergence of multiple, national-scale program alternatives, in turn, fueled the rapid expansion of cable television and produced high subscriber growth rates. Aggregate cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network.

    Other developments have also affected television programming and delivery. Independent stations, whose number has increased significantly over the past ten years, have emerged as viable competitors for television viewership share and have stimulated the development of new television networks, two of which, UPN and WB Network, were launched in early 1995. In addition, there has been substantial growth in the number of home satellite dish receivers, direct broadcast satellite receivers, VCRs and other video delivery systems, which has further expanded the number of programming alternatives for household audiences.

    Further advances in technology may increase competition for household audiences and video compression techniques, now in development, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very defined audiences is expected to alter the competitive dynamics for advertising expenditures. See "-- Competition".

 THE STATIONS

    The table below presents historical data regarding the television revenues, homes and relative market rank for the Lincoln-Hastings-Kearney, Nebraska (including Grand Island, Nebraska) and the LaCrosse-Eau Claire, Wisconsin television markets. Additionally, individual station rank and audience share within their respective markets are shown for KOLN/KGIN-TV and WEAU-TV.

                                                                 1996      1995      1994      1993      1992      1991
                                                                 ----      ----       ---      ----      ----      ----
LINCOLN, HASTINGS, KEARNEY AND GRAND ISLAND, NEBRASKA
Market gross revenue in thousands (1). . . . . . . . . . .          -   $20,600   $19,600   $18,000   $17,400   $16,200
Market revenue growth (decline) from prior period. . . . .          -      5.1%      8.9%      3.5%      7.4%   (12.4)%
Market rank (DMA) (2). . . . . . . . . . . . . . . . . . .        101       101       101       100        98        97
Television homes (in thousands) (2). . . . . . . . . . . .        252       249       248       245       250       248
Total commercial competitors in market (3) . . . . . . . .          4         3         3         3         3         3
Station rank in market (4) . . . . . . . . . . . . . . . .          1         1         1         1         1         1
Station audience share (5) . . . . . . . . . . . . . . . .         24        25        29        29        30        29

LA CROSSE AND EAU CLAIRE, WISCONSIN
Market gross revenue in thousands (1). . . . . . . . . . .          -   $19,900   $19,400   $16,600   $16,700   $14,500
Market revenue growth (decline) from prior period. . . . .          -      2.6%     16.9%    (0.1%)     15.2%   (10.5)%
Market rank (DMA) (2). . . . . . . . . . . . . . . . . . .        130       135       135       135       134       134
Television homes (in thousands) (2). . . . . . . . . . . .        177       165       165       164       162       160
Total commercial competitors in market (3) . . . . . . . .          4         4         4         4         4         4
Station rank in market (4) . . . . . . . . . . . . . . . .          1         1         1         1         1         1
Station audience share (6) . . . . . . . . . . . . . . . .         27        25        24        26        27        26

___________

(1) Total broadcast television revenues in the DMA, as estimated and reported by BIA Publications Inc. in "Investing in Television 1996," 2nd Edition (the "BIA Guide").
(2) Based on the Nielsen Station Index Report for the period indicated.
(3) Total number of commercial broadcast television stations in the DMA delivering at least 1% of the 7am -1am Sunday through Saturday ("Sign-on to Sign-off") audience.
(4) Station's rank in market based on its share of total viewing on commercial broadcast television stations in the market, Sign-on to Sign-off.
(5) Station's share of total viewing of commercial broadcast television stations, Sign-on to Sign-off, based on the (a) average derived from the February, May, July and November Television Market Reports published by Arbitron Company ("Arbitron") for 1991 and 1992, (b) average derived from the February, May, July and November Nielsen Station Index Reports for 1993, 1994, 1995 and 1996.
(6) Station's share of total viewing of commercial broadcast television stations, Sign-on to Sign-off, based on the average derived from the February, May, July and November Nielsen Station Index Reports for each of the periods indicated.

KOLN/KGIN-TV, LINCOLN AND GRAND ISLAND, NEBRASKA

    The Lincoln-Hastings-Kearney, Nebraska DMA is the 101st largest, which includes an estimated 251,580 television households. The economy in the Lincoln-Hastings-Kearney region is based primarily on state government, medical services, agriculture and education including the University of Nebraska. As of December 1996, unemployment in Nebraska was approximately 2.4%, one of the lowest rates in the country. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney market in 1994 was $39,418, with effective buying income projected to grow at an annual rate of 3.8% through 1999. Historically, retail sales growth has been closely correlated with expenditures on broadcast television advertising in a given market. Retail sales growth in this market is projected by the BIA Guide to average 6.2% annually through 1999.

    KOLN-TV began operations in 1953 and its satellite station KGIN-TV commenced operations in 1961. KOLN/KGIN-TV is affiliated with CBS. The Lincoln-Hastings-Kearney DMA is a geographically large market covering most of the western two-thirds of Nebraska. KOLN/KGIN-TV, through its broadcast signal translators across the state, provides coverage of the entire market. For the February 1997 rating period, KOLN/KGIN-TV had an audience Sign-on to Sign-off share of 24%, compared to 8% , 5% and 3% for its closest competitors.

    On June 29, 1995, the Company entered into a letter agreement with McPike Communications, Inc. ("McPike") to provide McPike with up to $1.9 million in connection with its FCC application for, and construction of, Channel 45 in Lincoln, Nebraska, a UHF channel. A principal officer of McPike was the controller for KOLN/KGIN-TV at the time of the transaction and remained so through August 4, 1995. The Company rehired the officer to serve as controller for KOLN/KGIN-TV on December 3, 1996. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan, and the Company will acquire no ownership interest in McPike. In exchange for such financial assistance McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 45 license, enter into a local marketing agreement and a joint facilities agreement (collectively, "LMA's") with the Company. No terms of these agreements have yet been negotiated with McPike, but, in general, a joint facilities agreement involves the sharing of certain facilities and/or staff in exchange for a negotiated division of costs associated therewith and a local marketing agreement involves the payment of a fee to and/or expenses of a station licensee in exchange for the rights to provide programming to a station and to retain revenues derived from the sale of advertising in such programming. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 45 under such agreements but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. On November 6, 1995, Citadel Communications, Ltd. ("Citadel") filed with the FCC a petition to deny McPike's application for Channel 45 in Lincoln. Citadel's petition asserts, among other things, that the Company's proposed interest in Channel 45 is so substantial that it violates the FCC's multiple station ownership restrictions. Although McPike has opposed Citadel's petition, the Company cannot predict the outcome of this proceeding. Also on November 6, 1995, Northwest Television, Inc. ("Northwest") and Larry A. Miller ("Miller"), an individual, filed separate applications with the FCC for Channel 45 in Lincoln, Nebraska. The Miller application indicates that the applicant intends to enter into an LMA agreement with Pappas Telecasting of The Midlands, a California Limited Partnership ("Pappas"). Pappas (or an affiliate of Pappas) owns and operates KPTM-TV a Fox affiliate in the adjacent Omaha, Nebraska television market. In addition, on November 7, 1995, Walnut Creek Telecasting ("Walnut Creek") filed an application with the FCC for Channel 45. The McPike, Northwest, Miller and Walnut Creek applications for Channel 45 are mutually exclusive. The FCC currently has no procedures established to resolve mutually exclusive applications. On December 14, 1995, Northwest, Miller and Walnut Creek filed a proposed settlement agreement with the FCC pursuant to which, if approved by the FCC, Northwest and Walnut Creek would withdraw their respective applications in return for certain payments from Miller. Although McPike has advised the Company that it intends to prosecute its application for Channel 45 fully, the Company cannot predict the outcome of these competing applications.

    On September 17, 1996 the Company entered into a letter agreement with Mr. David M. Comisar ("Comisar") to provide Comisar with up to $1.8 million in connection with its FCC application for and construction of Channel 51 in Lincoln, Nebraska, a UHF channel. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to

Comisar primarily in the form of a secured loan, and the Company will acquire no ownership interest in Channel 51. In exchange for such financial assistance Comisar will, subject to the receipt of requisite FCC approvals, including the grant of the Channel 51 license, enter into LMA's with the Company. No terms of these agreements have been negotiated with Comisar. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 51 under LMA's. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

    In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel, the licensee of Station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On October 20, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. On July 12, 1996 the Court of Appeals denied the Company's appeal and dismissed its petition for review. The Company has determined not to appeal the Court of Appeals' decision. Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. The Company cannot predict the impact of KLKN operations upon the Company's future operations.

WEAU-TV, LA CROSSE AND EAU CLAIRE, WISCONSIN

    The La Crosse-Eau Claire, Wisconsin DMA is the 130th largest, with an estimated 177,490 television households. The economy in the La Crosse-Eau Claire region is centered on skilled industry, medical services, agriculture, education and retail businesses. The Eau Claire area had an unemployment rate in December 1996 of approximately 3.0%. According to the BIA Guide, the average household income in the La Crosse-Eau Claire market in 1994 was $37,934, with effective buying income projected to grow at an annual rate of 4.2% through 1999. Retail business sales growth in this market is projected by the BIA Guide to average 5.4% annually during the same period.

    WEAU-TV, the NBC affiliate in the La Crosse-Eau Claire market, began operations in 1953. Although 90 miles apart, the cities of La Crosse and Eau Claire are considered by Nielsen to be a single market that includes 12 counties, ten of which are located in Wisconsin and two of which are located in Minnesota. WEAU-TV's signal covers the entire DMA and extends into 15 counties adjacent to the DMA. WEAU-TV achieves this geographical coverage by utilizing a 2,000 foot tower for its broadcast antenna. There are four commercial stations in the DMA with WEAU-TV constituting one of only two local VHF stations. For the February 1997 rating period, WEAU-TV had a 24% share of the audience sign-on to sign-off compared to a 15%, 13% and a 6% share, respectively, for its closest competitors.

    On February 9, 1996 the Company entered into a letter agreement with McPike to provide McPike with up to $2.1 million in connection with its FCC application for and construction of Channel 39 in Marshfield, Wisconsin, a UHF channel. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan, and the Company will acquire no ownership interest in McPike. In exchange for such financial assistance McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 39 license, enter into LMA's with the Company. No terms of these agreements have yet been negotiated with McPike. The Company intends (subject to FCC and other governmental approvals) to operate Channel 39 under such LMA's. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

NETWORK AFFILIATION

    KOLN/KGIN-TV is affiliated with CBS. The affiliation agreement with CBS relating to KOLN/KGIN-TV was renewed in July 1995, expires December 31, 2005 and is subject to automatic renewal for successive five year terms unless either party provides notice of its intent to terminate the agreement at least six months prior to the end of the term. Beginning January 1, 1996, the aggregate compensation under this agreement increased to approximately $800,000 per year. WEAU-TV is affiliated with NBC. On April 8, 1996, the Company and WEAU License, Inc. entered into an affiliation agreement with NBC effective as of January 1, 1996 and expiring in December 2005. This agreement provides for automatic renewals of subsequent five year terms subject to each party's right to terminate the agreement at the end of any term upon at least 12 months prior written notice. The basic network compensation under WEAU-TV's network affiliation agreement with NBC will be approximately $300,000 per annum, but provides for certain additional quarterly payments based in part on the number of hours of NBC "prime time" programming broadcast by the Station.

    Network affiliation agreements generally require an affiliate to carry a significant amount of network-provided programming, and the networks undertake to supply a certain amount of programming to the affiliate and to compensate the affiliate for broadcasting network-provided programming. Although network compensation payments to network affiliated stations generally account for only 4% to 6% of a station's net revenues, network affiliation is generally advantageous because it provides the station with competitive programming at lower cost than may otherwise be available. In addition, certain advertising time in these programs is made available to the local affiliate for its sale to local advertisers.

    An affiliated station's competitive position in its market is somewhat affected by the competitive strength of its network, but network strength does not necessarily determine an individual station's audience or its financial performance. Local programming, particularly local news coverage, community involvement and promotion, are important competitive factors. The Company anticipates that its stations' network affiliations with CBS and NBC will continue to be advantageous, and that the national television networks will remain highly competitive with each other.

ADVERTISING SALES

    Television station revenues are primarily derived from local, regional and national advertising and, to a modest extent, from network compensation and revenues from tower rentals and commercial production activities. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its spot inventory efficiently, thereby maximizing advertising revenues.

    Set forth below are the principal types of television gross revenues (before agency and representative commissions) received by the Stations for the periods indicated and the percentage contribution of each to the gross television revenues of such Stations (dollars in thousands).

                                                                         YEAR ENDED
                            -------------------------------------------------------------------------------------------------
                               DECEMBER 29,        DECEMBER 31,         JANUARY 1,          JANUARY 2,          JANUARY 3,
                                   1996                1995                1995               1994                1993
                           -----------------   -----------------   -----------------   -----------------   -----------------
                            AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT      %
                           -------    ------   -------    ------   -------    ------   -------    ------   -------    ------
Local & Regional (a) . .   $12,343    55.36%   $12,070    60.39%   $11,937    55.92%   $10,728    57.08%   $10,491    55.46%
National (b) . . . . . .     6,527    29.27      6,434    32.19      6,562    30.74      6,309    33.57      6,411    33.89
Network Compensation (c)     1,371     6.15        735     3.68        753     3.53        835     4.44        848     4.48
 Political (d) . . . . .     1,451     6.51        161      .80      1,456     6.82        381     2.03        626     3.31
 Other Revenue (e) . . .       604     2.71        588     2.94        639     2.99        543     2.88        541     2.86
                           -------    ------   -------    ------   -------    ------   -------    ------   -------    ------
     Total . . . . . . .   $22,296    100.0%   $19,988    100.0%   $21,347    100.0%   $18,796    100.0%   $18,917    100.0%
                           -------    ------   -------    ------   -------    ------   -------    ------   -------    ------
                           -------    ------   -------    ------   -------    ------   -------    ------   -------    ------

___________

(a) Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.
(b) Represents sale of advertising time to agencies representing national advertisers.
(c) Represents payment by networks for broadcasting network programming.
(d) Represents sale of advertising time to political advertisers.
(e) Represents miscellaneous revenue, including payment for production of commercials.

    Automobile advertising constitutes the Stations' single largest source of gross revenues, accounting for approximately 17.9% of their total gross revenues in 1996. Gross revenues from furniture, bedding, appliance and department stores accounted for approximately 13.1%, gross revenues from restaurants accounted for approximately 9.3%, gross revenues from other stores accounted for approximately 3.1% and gross revenues from medical service providers accounted for approximately 2.7% of the Company's total gross revenues in 1996. Each other category of advertising revenue represented less than 2.7% of the Stations' total gross revenues. Political revenues in national or statewide election years, such as 1994 and 1996 generally are significantly greater than political revenues in other years.

COMPETITION

    Competition in the television industry exists on several levels, including competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include management experience, signal coverage, local program acceptance, network affiliation, audience characteristics, assigned frequency and strength of local competition. In addition to the competition the Company faces from television stations in its markets and other advertising supported media, leisure time activities, such as sporting events and concerts, also compete for a television viewer's leisure time. Some competitors are part of larger companies with substantially greater financial resources than the Company.

    The broadcasting industry is faced continually with technological change and innovation, the possible rise of competing entertainment and communications media and governmental restrictions or actions of the Congress and federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Company's operations. In addition, since early 1994, there have been a number of network affiliation changes in many of the top 100 television markets. As a result, the major networks have sought longer terms in their affiliation agreements with local stations and generally have increased the compensation payable to the local stations in return for such longer term agreements. During the same time period, the rate of change of ownership of local television stations has increased over past periods. Since 1995 a change in ownership of at least one other network-affiliated television station other than the Stations has occurred in both the Lincoln and La Crosse-Eau Claire markets.

AUDIENCE. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A substantial portion of the daily programming on each of the Stations is supplied by the network with which the Station is affiliated. During those periods, the Stations are totally dependent upon the performance of the network programs to attract viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the Station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

    Independent stations, whose number has increased significantly over the past decade, have emerged as viable competitors for television viewership share. In addition, WB Network and UPN each has been recently launched as a new television network. See "-- Programming" below. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

    Conventional commercial television broadcasters also face competition from other programming, entertainment and video distribution systems, the most common of which is cable television, which has significantly increased competition. These other programming, entertainment and video distribution systems can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also serving as distribution systems for non-broadcast programming. Through the 1970s, prior to the advent of competing technologies for the delivery of video programming to television viewers and the rise of independent stations as viable competitors to network affiliates, television broadcasting enjoyed virtual dominance of television viewership and television advertising revenues, and network-affiliated stations competed primarily only with each other in local markets. Although cable television systems initially retransmitted broadcast television programming to paying subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration in areas that did not have signal reception problems occurred throughout the 1970s and 1980s. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences in certain markets other than the Stations' markets. The Company cannot predict what, if any, effect the increased competition could have on the Company's advertising revenues.

    Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, video discs and television game devices), "wireless cable" services, satellite master antenna television systems, low power television stations, television translator stations, multi-point distribution systems and multichannel multi-point distribution systems and other video delivery systems. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and competition from video signals delivered over telephone lines. Public broadcasting outlets in most communities compete with commercial television stations for audience, but, with the exception of the use of "donor acknowledgments," not for advertising dollars, although this may change as Congress considers alternative means for the support of public television.

    The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company's operations and results. Video compression techniques are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditure. Commercial television broadcasting may face future competition from interactive video and data services that may provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of the Company's operations. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The 1996 Act (as defined herein) permits telephone companies to provide cable service within their telephone service areas; however, it prohibits buyouts of cable operators providing cable service within the telephone company's telephone service area. Telephone companies may provide video programming services using radio communication or may choose to be regulated as a cable system, as a common carrier or as a newly created "open video system." As a common carrier, a telephone company would be required to establish channel capacity sufficient to meet all bona fide demand for carriage. As an operator of an "open video system," a telephone company would have to make channel capacity available to unaffiliated programmers without discrimination and, if demand were to exceed capacity, it could not select programmers for more than one-third of capacity. Open video systems, but not common carriers, would be required to comply with rules governing the carriage of television stations on cable systems, including network non-duplication, syndicated exclusivity, must-carry and retransmission consent rules, but would not have to obtain a local government franchise. It is not possible to predict the impact of any future relaxation of the former statutory ban on the Company's television stations; however, the further relaxation could increase the competition the Company's television stations face from other distributors of video programming.

PROGRAMMING. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Each Station competes against the broadcast station competitors in its market for exclusive access to off-network reruns (such as HOME IMPROVEMENT) and first-run product (such as JEOPARDY). In addition, various national cable networks compete for programming by acquiring programs that would have otherwise been offered to local television stations. Competition exists for exclusive news stories and features, as well.

    WB Network announced its intention to establish separate affiliations with independent television stations in 1994 and began broadcasting in January 1995. During 1994, UPN established affiliations with independent stations and began broadcasting in January 1995.

ADVERTISING. The financial success of the Stations is dependent on audience ratings and revenues from advertisers within each Station's geographic market. Advertising rates are based upon the size of the market in which the Station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic make-up of the market served by the Station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertising messages to programming. Advertising revenues comprise the primary source of revenues for the Stations. The Stations compete for such advertising revenues with other television stations in their respective markets. Independent stations may achieve a greater proportion of the television market advertising revenues than network affiliated stations relative to their share of the market's audience because independent stations have greater amounts of available advertising time. The Stations also compete for advertising revenues with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems.

    Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets. See the discussion of the allocation of VHF Channel 8 to Citadel under Item 3, "Legal Proceedings."

RATING SERVICES DATA

    Except as noted herein, all television audience share and aggregate television audience information contained herein are based upon data compiled from surveys conducted by Nielsen, a national audience measuring service. All television stations in the country are grouped by Nielsen into approximately 210 generally recognized non-overlapping television markets, each called a designated market area ("DMA"), that are ranked in size according to various formulae based upon actual or potential audience. A DMA generally consists of counties in which commercial television stations located in the same general vicinity achieve the largest audience share. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station, a rating, and of the percentage of the audience actually watching television, a share. Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by meters connected directly to selected television sets, while in smaller markets, including the DMAs in which each Station operates, weekly diaries of television viewing are completed by selected households. Advertising rates charged by a television station are based in large part on the number of households tuned to a particular station during a particular time period, the demographic characteristics of those households, and whether the station is a leading station in its geographic market area. In addition, ratings information for periods that the Olympic Games are broadcast by a network, including February 1994 and July 1996, are not considered by broadcasters or advertisers to be indicative of future viewing trends. Certain ratings for Olympic periods may be more or less favorable to the Stations than ratings for other periods.

    Television audience share and aggregate television audience share information with respect to KOLN/KGIN-TV for 1991 and 1992 is based upon data compiled from surveys conducted by Arbitron. During such periods, Arbitron measured rankings within specific geographic markets called ADIs and published its estimates of audience share data in periodic Television Market Reports. The ADI designated for KOLN/KGIN-TV is roughly comparable to the Lincoln-Hastings-Kearney, Nebraska DMA, and the methodology employed by Arbitron to determine audience share data is generally similar to that used by Nielsen in comparable markets. Since 1993, KOLN/KGIN-TV has relied on Nielsen for its ratings data.

FEDERAL REGULATION OF TELEVISION BROADCASTING

EXISTING REGULATION. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations unless under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the

Communications Act and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee or of an entity controlling a licensee without prior
approval of the FCC.   The Telecommunications Act of 1996 ("1996 Act") was
signed into law by the President of the United States on February 8, 1996; however, implementation of most of the 1996 Act's provisions which apply to the Company's business require action by the FCC. Relevant provisions of the 1996 Act are discussed in the sections that follow.

LICENSE GRANT AND RENEWAL. Until implementation of the 1996 Act, television broadcasting licenses generally were granted or renewed for a period of five years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby.
Under earlier procedures, any person could have filed a competing application for authority to operate the station and replace the incumbent licensee. In the vast majority of cases, broadcast licenses were renewed by the FCC even when petitions to deny or competing applications were filed against broadcast license renewal applications. The 1996 Act extended the license term for television stations from five to eight years and requires a broadcast license to be renewed if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
(iii) there have been no other violations of the Communications Act or the FCC's rules and regulations which, taken together, would constitute a pattern of abuse. Competing applications would be permitted only if an application for renewal of license were denied after hearing. At the time an application was made for renewal of a television license, parties in interest could file petitions to deny, and such parties, including members of the public, could comment upon the service the station has provided during the preceding license term and urge denial of the application.

    The FCC license renewal for WEAU-TV was granted for a five year term on November 24, 1992 and was to expire on December 1, 1997. The FCC license renewals for KOLN-TV and KGIN-TV were granted for five year terms on May 27, 1993 were to expire on June 1, 1998. The 1996 Act extends the license term of WEAU-TV until December 1, 2000 and the term for KOLN-TV and KGIN-TV to June 1, 2001. Although there can be no assurance that the Company's licenses will be renewed upon their expiration, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

MULTIPLE OWNERSHIP RESTRICTIONS. The FCC has promulgated rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as certain other mass media entities. These rules include limits on the number of radio and television stations that may be owned both on a national and a local basis. On a national basis, the 1996 Act generally limits any individual or entity from having an attributable interest in television stations which have an aggregate natural audience reach in excess of 35% of all U.S. households. This rule became effective on March 15, 1996. The Company is unable to predict the effect of such changes.

    On a local basis, FCC rules currently allow an entity to have an attributable interest in only one television station in a market. In addition, FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC would substantially alter these standards. For example, in a pending rulemaking proceeding, the FCC suggests narrowing the geographic scope of the local television cross-ownership rule from Grade B to Grade A contour overlap but only if the stations are located in different DMAs, although existing combinations might be grandfathered. In the same proceeding, the FCC also proposes eliminating the TV/radio cross-ownership restriction entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. In addition, on June 1, 1995, the FCC released an interim policy announcing that during the pendency of the foregoing rulemaking, it will not approve assignments or transfers of control of television licenses involving LMA's where the programmer owns an attributable interest in another station in the same market and loans funds to a station and holds an option to purchase the station. This interim policy does not apply to the Company's arrangements with McPike and Comisar because such policy applies only where (i) an option to purchase a station or (ii) an assignment or transfer of control is involved. It is unlikely in any event that this rulemaking will be concluded in the immediately foreseeable future, and there can be no assurance that any of these rules will be changed or what will be the effect of any such change. The 1996 Act permits existing and future LMAs that are in compliance with FCC regulations. The 1996 Act requires the FCC to conduct rulemaking to consider common ownership of more than one local TV station, although it is possible that local VHF-VHF combinations would be permitted only in compelling circumstances. The 1996 Act further waives the TV/radio cross ownership restriction in the top 50 markets and facilitates a change in the FCC rule barring common ownership of TV stations and local cable systems by repealing the current statutory ban.

    Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC or Congress may adopt. At the same time, any relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Stations are located, particularly to the extent that the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

    Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company (but not including the Senior Notes) could violate FCC regulations if that purchaser held or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, uninsulated limited partners and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an "attributable" interest. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution. The FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" but not "attributable" interest in one media property and an "attributable" interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

    In January 1995, the FCC released a Notice of Proposed Rule Making designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment is sought are (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which nonvoting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should restrict or eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or modify the cross-interest policy; and
(vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. In November 1996, the FCC issued further proposals (i) that could attribute television LMAs involving 15% or more of the brokered station's weekly time; (ii) that could attribute joint sales agreements (agreements which do not comprise LMAs, since they do not involve the provision of significant amounts of programming, but which do provide for the joint sale of commercial time for separately controlled stations); and (iii) that could adopt a new "equity or debt plus" attribution rule which would attribute otherwise non-attributable debt or equity interests in a license where the equity and/or debt holding exceeded a specified numerical threshold or where the interest holder also held certain other significant interests in or relationships to a licensee or media outlet that could result in the ability to exercise significant influence.
There can be no assurance that any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what, if any, effect it would have on the Company or its activities. To the best of the Company's knowledge at present, no officer, director or five percent stockholder of the Company holds an interest in another radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or with ownership of the Stations.

ALIEN OWNERSHIP RESTRICTIONS. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative finding only in limited circumstances. Accordingly, the Company, which will control each of the License Subsidiaries, is restricted from having more than one-fourth of its capital stock owned or voted by non-citizens.

RESTRICTIONS ON BROADCAST ADVERTISING. Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states restrict the advertising of alcoholic beverages. Congressional committees have recently examined legislation proposals which may eliminate or severely restrict the advertising of alcoholic beverages including beer and wine. Although no prediction can be made as to whether any or all of the present proposals will be enacted into law, the elimination of all beer and wine advertising would have a significant adverse effect upon the revenues of the Company's television stations, as well as the revenues of other stations which carry beer and wine advertising.

    The FCC has imposed commercial time limitations in children's programming pursuant to legislation. In programs designed for viewing by children of 12 years of age and under, commercial matter is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. All television stations are required to broadcast some television programming designed to meet the educational and informational needs of children 16 years of age and under. The Company does not believe that these requirements will have a significant impact on the Company's Stations because both of its Stations broadcast programming designed to meet the educational and informational needs of children and have already limited commercials in such programming.

PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. FCC licensees continue to be required, however, to present programming that is responsive to community issues, and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. The 1996 Act requires a television renewal applicant to provide a summary of written complaints which characterize any of its programming as violent. Stations also must pay regulatory and application fees, and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees currently must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application and certain assignment of license and transfer of control applications. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, or the grant of "short" (less than the full) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

    The 1996 Act requires the broadcast industry to establish ratings for sexual, violent or otherwise indecent programming, to inform parents of the ratings for such programming prior to broadcast, and to broadcast signals which would activate a so-called "V-chip" in newly manufactured receivers which would permit parents to program television sets to bar the reception of certain rated programming. In January 1997, an industry coalition voluntarily implemented a rating system identifying two categories of children's programming (those designed for all children and those directed to children aged 7 and up) and four categories of programs designed for various maturity levels of general audiences. The ratings are broadcast during the first 15 seconds of each program in a corner of the screen and are beginning to be included in program guides. The ratings have been the source of controversy, and it is possible that the industry, Congress, courts or the FCC may order changes. The Company is unable to predict the effect of the ratings system upon its operations.

    In November 1966, the FCC adopted a set of specific regulations relating to children's programming which require television stations to (i) provide an average of at least three hours per week of "core programming" that is specifically designed to educate and inform children; (ii) identify core programs on the air; (iii) provide information about children's programming to program guides; (iv) prepare children's programming reports on a quarterly basis for placement in the station's local public inspection file; and (v) file the quarterly reports with the FCC on an annual basis in electronic form for an experimental period of three years. In order to qualify as "core programming," a program must be at least 30 minutes long and aired on a regularly scheduled weekly basis between 7 a.m. and 10 p.m.; its educational and informational objective and its target child audience must also be specified in writing in the licensee's quarterly children's television programming report. These requirements became effective January 2, 1997. All renewals filed after September 1, 1997 are to be evaluated for compliance with the children's programming standard. Licensees airing less than three hours per week of core programming may compensate for up to a thirty minute deficit through other programming and non-programming efforts. The renewals of stations having a deficit of more than 30 minutes per week could result in sanctions, including possible denial. Although the Company is unable to predict the effect of these regulations, it does not believe that they will have a significant impact on the Company's stations.

RECENT DEVELOPMENTS; PROPOSED LEGISLATION AND REGULATION. The FCC eliminated the prime time access rule ("PTAR"), effective August 30, 1995. PTAR had limited a station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by the network (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

    Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, reinstitution of the fairness doctrine (which requires broadcasters to air programming concerning controversial issues of public importance and to afford a reasonable opportunity for the expression of contrasting viewpoints), the standards to govern evaluation of television programming directed toward children. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations. In addition, the FCC already has lifted the financial interest rules and restraints on foreign and domestic syndication.

    The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress also recently enacted legislation that eliminated the minority tax certificate program. In addition, a recent Supreme Court decision has cast into doubt the continued validity of many of the programs designed to increase minority ownership of mass media facilities.

DISTRIBUTION OF VIDEO SERVICES BY TELEPHONE COMPANIES. Recent actions by the FCC and Congress presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement. This anticipated involvement results from Congress' lifting of the statutory prohibition against a telephone company providing video programming directly to subscribers within the company's telephone service area, which prevented telephone companies from providing cable service over either the telephone network or a cable system located within the telephone service area.

    Congress' lifting of the ban was preceded by successful telephone company litigation over the constitutionality of the ban in various federal courts. The Supreme Court agreed to consider the issue, but returned it to a lower court for that court to reconsider whether the issue had been rendered moot by passage of the 1996 Act. Also, the FCC interpreted the statutory ban in its 1992 "video dialtone" ("VDT") decision so as to permit telephone company construction of a transport "platform" on which the telephone company was required to grant non-discriminatory access to multiple video programmers. The 1996 Act permits telephone companies to provide cable service within their telephone service areas, though it prohibits buyouts of cable operators providing cable service in the telephone company telephone service area. Telephone companies may provide video programming via radio based systems, such as wireless cable, pursuant to Title III of the Act or may choose to provide such services as a cable operator, as a common carrier or as an open video system ("OVS") operator. As a common carrier, a telephone company would be required to establish channel capacity sufficient to meet all bona fide demands for carriage. The FCC is currently considering whether the common carrier provision of video programming on behalf of a program distributor may render one or both entities the operator of a cable system subject to the Act's local franchise requirement. As an operator of a cable system, the telephone company would be subject to Title VI of the Act and the FCC's implementing rules and policies, including the local government franchise requirement. As an OVS operator, the telephone company has the ability to program channels on the system; however, it is required to make channel capacity available to unaffiliated programmers on a non-discriminatory basis, and, if demand were to exceed capacity, could not select programming for more than one third of such capacity. OVS operators are obligated to comply with certain rules governing cable systems, including, but not limited to, rules governing carriage of television stations, e.g. retransmission consent, must carry, network non-duplication and syndicated exclusivity, but are not required to obtain a local government franchise. On May 31, 1996, the FCC adopted rules relevant to the operation of open video systems. An appeal of the FCC's rules is currently pending. The FCC has also eliminated its rules implementing the telephone-cable cross ownership restrictions, eliminated its VDT rules and policies, terminated its proceeding which was to have established VDT rules and policies and required all VDT systems to convert to another form of video distribution.

THE 1992 CABLE ACT. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The FCC began implementing the requirements of the 1992 Cable Act in 1993 and final implementation proceedings remain pending regarding certain of the rules and regulations previously adopted. Certain statutory provisions, such as signal carriage, retransmission consent and equal employment opportunity requirements, have a direct effect on television broadcasting. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

    The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multichannel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether or not to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

    Under rules adopted to implement these "must carry" and retransmission consent provisions, local television stations were required to make an initial election of "must carry" or retransmission consent by June 17, 1993, with subsequent elections to be made at three year intervals, E.G.: by October 1, 1996 for the three year period commencing on January 1, 1997 and concluding on December 31, 1999. Stations that failed to elect were deemed to have elected carriage under the "must carry" provisions. Stations electing to grant retransmission authority were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which systems' authority to carry broadcast signals without consent expired. A must carry election entitled the Stations to carriage on those systems until at least December 31, 1996.

    With respect to the October 1, 1996 election date, the Company granted retransmission consents to cable systems representing approximately 87.8%, or approximately 246,623, of the cable households within the Stations' markets and provided for substantially all other cable households under "must carry" elections. One of the Company's retransmission consent agreements (covering approximately 18,000 households) expires on April 30, 1997 and the balance of such agreements expire on or after December 31, 1999. The Company's revenue derived from these agreements will not have a material impact on future results. Although the Company expects to renew its current retransmission consent agreements upon their expiration, there can be no assurance that such renewals will be entered into.

    On April 8, 1993, a special three judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. However, on June 27, 1994 the United States Supreme Court in a 5-4 decision vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the "must carry" rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved in a more detailed evidentiary record. On December 12, 1995, a special three-judge panel of the United States District Court for the District of Columbia voted on remand to uphold the must-carry provisions. In January 1996, the Supreme Court stated it would review the decision. The Supreme Court has heard oral arguments and the parties are currently awaiting the court's decision. In the meantime, however, the FCC's "must carry" regulations implementing the 1992 Cable Act remain in effect. The Company cannot predict the outcome of such challenges or the effect on the Company's business if the must-carry or retransmission consent provisions of the Cable Act are found to be unconstitutional or otherwise unlawful.

    In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted new rules providing for a review of the equal employment opportunity performance of each television station at the mid-point of its license term (in addition to renewal time). Such a review will give the FCC an opportunity to evaluate whether the licensee is in compliance with the FCC's processing criteria and notify the licensee of any deficiency in its employment profile.

ADVANCED TELEVISION SERVICE. The FCC has proposed the adoption of rules for implementing advanced television service ("ATV") in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high definition television ("HDTV"), which is generally considered to have clarity of a quality comparable to 35 millimeter projection film and the ability to provide simultaneous delivery of multiple programs of standard definition television ("SDTV") and data broadcasting.

    In December 1996, the FCC adopted technical standards for ATV which will afford broadcasters the flexibility to respond to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. In August 1996, the FCC proposed a table of ATV channel allotments, which are subject to further review. The FCC must also adopt ATV service rules before broadcasters can provide the services enabled by the new technology. The FCC currently expects to conclude these matters by April 1997.

    The FCC may assign all existing television licensees and permittees a second channel on which to provide ATV simultaneously with their current "NTSC" service. The 1996 Act limits eligibility for ATV licenses to current television licensees and permittees. After a period of years to be determined by the FCC (its 1992 proposal was for 15 years, although other FCC proposals have provided for different timetables, some as early as 2002), broadcasters would be required to cease either NTSC or ATV operations and return to the FCC their license for that service. The 1996 Act permits ATV licensees to offer ancillary services, provided such offerings do not degrade the quality of their ATV service and otherwise meet public interest standards. A spectrum fee will be assessed upon ancillary services which provide compensation to the licensee (other than from advertising on non-subscription services). The FCC is required to reevaluate ATV service within 10 years in light of consumer acceptance and spectrum efficiency.

    Under certain circumstances, conversion to ATV operations could reduce a station's geographical coverage area but some stations may obtain service areas that match or exceed the limits of existing operations. Due to additional equipment costs and increased operating expenses, implementation of ATV will impose significant financial burdens on television stations providing the service. At the same time, there is a potential for increased revenues to be derived from ATV. Proposals being considered by Senate committees which might result in an auction process for proposed ATV channels would require existing broadcasters to submit a winning bid for a second channel in order to offer ATV service. Although the Company believes the FCC will authorize ATV in the United States, the Company cannot predict precisely when such authorization might be given, whether ATV frequency auction procedures will be adopted, when NTSC operations must cease, or the overall effect the transition to ATV might have on the Company's business.

DIRECT BROADCAST SATELLITE SYSTEMS. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations are not carried on DBS systems. In June 1994, DirecTV Inc., a subsidiary of GM Hughes Electronics Corp., and United States Satellite Broadcasting Company initiated DBS service. Other companies have also sought authority to provide DBS service and may offer DBS service in the future.

    The 1996 Act includes a prohibition on restrictions that inhibit a viewer's ability to receive video programming through DBS services and vests the FCC with exclusive jurisdiction over the regulation of DBS. Proposed legislation may also affect state and local taxation of direct-to-home satellite services. The Company cannot predict the impact of this new service upon the Company's business.

NETWORK AFFILIATION RELATIONSHIPS. On June 15, 1995, the FCC adopted a Notice of Proposed Rule Making seeking to re-examine five of the rules governing the relationship between television networks and their affiliates. These are (i) the right to reject rule (which provides that affiliation agreements between a broadcast network and a broadcast licensee generally must permit the licensee to reject programming provided by the network), (ii) the time option rule (which prohibits arrangements whereby a network reserves an option to use specified amounts of an affiliate's broadcast time), (iii) the exclusive affiliation rule (which prohibits arrangements that forbid an affiliate from broadcasting the programming of another network), (iv) the dual network rule (which prevents a single entity from owning more than one broadcast television network) and
(v) the network territorial exclusivity rule (which proscribes arrangements whereby a network affiliate may prevent other stations in its community from broadcasting programming the affiliate rejects, and arrangements that inhibit the ability of stations outside of the affiliate's community to broadcast network programming). The 1996 Act relaxes the dual network rule, except for mergers involving ABC, CBS, NBC and/or Fox.

SEASONALITY

    The advertising revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

EMPLOYEES

    At December 29, 1996, the Company had approximately 198 employees, all of which were engaged in television broadcasting. Approximately 28 of the employees are represented by a labor union. The Company's collective bargaining agreement with such union expired on May 14, 1987; however, the union has not officially withdrawn its representation of such employees. The Company believes that its relations with its employees are satisfactory.


ITEM 2.  PROPERTIES.

    The Company's principal executive offices are located in Kalamazoo, Michigan. The lease agreement for such office space expires in August 1999. The types of properties required to support each of the Company's Stations include offices, studios, transmitter and antenna sites. A Station's studios are generally housed with its offices in downtown or business districts. The transmitter sites are generally located so as to provide maximum market coverage. The Company believes all of its facilities are adequate and suitable for its business and operations as presently conducted.

    The following table sets forth the principal operating properties owned or leased by the Company:

                        LOCATION           OWNERSHIP  USE
                        --------           ---------  ---
KOLN/KGIN-TV. . . .Lincoln, Nebraska           Owned  Office and Studio
KOLN/KGIN-TV. . . .Grand Island, Nebraska     Leased  Office
KOLN/KGIN-TV. . . .Hartwell, Nebraska          Owned  Tower
KOLN/KGIN-TV. . . .Beaver Island, Nebraska     Owned  Tower
WEAU-TV . . . . . .Eau Claire, Wisconsin       Owned  Office, Studio and Tower
WEAU-TV . . . . . .Fairchild, Wisconsin    Permanent  Tower
                                            Easement

ITEM 3.  LEGAL PROCEEDINGS.

    In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel, the license of station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On October 10, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. On July 12, 1996 the Court of Appeals denied the Company's appeal and dismissed its petition for review. The Company did not appeal the Court of Appeal's decision. Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. The Company cannot predict the impact of the KLKN operations upon the Company's future operations.

    The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 20, 1996, the Company sought and received the written consent of the holders of record of approximately 97.4% of the Company's outstanding capital stock (the "Controlling Shareholders") to consummate the Winnebago Asset Sale. See Item I, "Business -- Winnebago Sale."

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no established public trading market for the Company's Common Stock. As of December 29, 1996 the South Street Investment Funds beneficially held 100% of the Company's Common Stock. Messrs. Salovaara and Eckert together indirectly control 100% of the Company's Common Stock.

    No dividends have been declared on the Company's Common Stock nor does the Company intend to declare any such dividends in the forseeable future. Under the terms of the Indenture related to the Senior Notes, no dividends may be paid in respect of the Company's Common Stock prior to October 15, 1997. Subsequent to that date, dividends are subject to certain limits based on, among other things, the Company's operating cash flow and consolidated interest expense.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial information presented below should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere under Item 8, "Financial Statements and Supplementary Data" and additional information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because of the Restructuring, the adoption of Fresh Start Accounting, the WWMT Sale and accounting for Winnebago as a discontinued operation, the selected data presented as of and for Post-Effective Date periods is not comparable to Pre-Effective Date periods. The selected consolidated financial data for the five years in the period ended December 29, 1996 are derived from the Company's audited consolidated financial statements.

                  (DOLLARS AND SHARES OF COMMON STOCK IN THOUSANDS)

                                                      Post-Effective Date                    Pre-Effective Date
                                                  ---------------------------  ---------------------------------------------------
                                                   Fiscal Year   May 3, 1995   January 2,               FISCAL YEAR ENDED
                                                     Ended        Through        1995        -------------------------------------
                                                   December 29,  December 31,   through
                                                      1996          1995         May 2,      January 1,    January 2,   January 3,
                                                    Note (b)     Note (a&b)       1995          1995          1994          1993
                                                    ------------  -----------    --------     ----------    ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net revenue from continuing operations . . . . .    $19,274       $11,358       $14,511       $44,727       $39,902       $38,370
Operating costs and expenses, excluding
  depreciation and amortization. . . . . . . . .      8,407         5,152         8,510        23,676        22,756        21,608
Depreciation and amortization. . . . . . . . . .      5,714         3,967         1,776         5,646         6,948         7,455
Corporate expenses . . . . . . . . . . . . . . .      1,572           870           291           989           836         1,042
                                                    -------       -------       -------       -------       -------       -------
Income from continuing operations: . . . . . . .      3,581         1,369         3,934        14,416         9,362         8,265
  Interest expense, net. . . . . . . . . . . . .     (8,113)       (4,958)       (7,387)      (26,711)      (24,640)      (23,929)
  Other income (expense) . . . . . . . . . . . .        (54)            1           146          (537)         (705)         (660)
                                                    -------       -------       -------       -------       -------       -------
                                                     (4,586)       (3,588)       (3,307)      (12,832)      (15,983)      (16,324)
Reorganization items:
  Gain on restructuring transaction. . . . . . .          -             -       103,811             -             -            -
  Legal and professional fees. . . . . . . . . .          -             -        (2,661)       (2,149)         (559)           -
                                                    -------       -------       -------       -------       -------       -------
Income (loss) from continuing operations
  before income taxes and extraordinary
  item . . . . . . . . . . . . . . . . . . . . .     (4,586)       (3,588)       97,843       (14,981)      (16,542)      (16,324)
Credit for income taxes from continuing
  operations . . . . . . . . . . . . . . . . . .        -             871         2,218           956           253            46
                                                    -------       -------       -------       -------       -------       -------
Income (loss) from continuing operations
  before discontinued operations and
  extraordinary item . . . . . . . . . . . . . .     (4,586)       (2,717)      100,061       (14,025)      (16,289)      (16,278)
Discontinued operations:
  Income from discontinued operations, net
    of taxes . . . . . . . . . . . . . . . . . .        220            68
  Loss on disposal of discontinued operations. .     (1,929)            -
Extraordinary item - debt forgiveness related to
  restructuring transaction. . . . . . . . . . .        -             -          46,480           -             -             -
                                                    -------       -------       -------       -------       -------       -------
Net income (loss)                                    (6,295)       (2,649)      146,541       (14,025)      (16,289)      (16,278)

Charges to stockholders' equity for Series A
  preferred stock dividends in arrears . . . . .     (4,663)           -            -            (450)         (450)         (450)
                                                    -------       -------       -------       -------       -------       -------

Net income (loss) attributable to common
  stockholders . . . . . . . . . . . . . . . . .   $(10,958)      $(2,649)     $146,541      $(14,475)     $(16,739)     $(16,728)
                                                    -------       -------       -------       -------       -------       -------
                                                    -------       -------       -------       -------       -------       -------

Net income (loss) per common share . . . . . . .   $(101.75)      $(24.50)    $1,450.90      $(143.32)     $(165.73)     $(165.62)
                                                    -------       -------       -------       -------       -------       -------
                                                    -------       -------       -------       -------       -------       -------

Weighted average common shares outstanding . . .      107.7       108.126           101           101           101          101
                                                    -------       -------       -------       -------       -------       -------
                                                    -------       -------       -------       -------       -------       -------


                                                 POST-EFFECTIVE DATE AS OF                  PRE-EFFECTIVE DATE AS OF
                                          --------------------------------------     ----------------------------------------
                                         DECEMBER       DECEMBER        MAY 3,      JANUARY 1,     JANUARY 2,     JANUARY 3,
                                         29, 1996       31, 1995         1995          1995           1994           1993
                                         --------       --------       --------     ----------     ----------     ----------
BALANCE SHEET DATA:
Total assets . . . . . . . . . . .        $82,154       $122,980       $184,985        $87,794        $89,704        $94,761
Total debt . . . . . . . . . . . .         60,464        112,741        171,293        215,680        202,093        188,219
Stockholders' equity (deficit) . .         17,573          6,538          9,203       (143,647)      (129,173)      (112,433)


(a) Commencing on the Effective Date, the Company accounted for its interest in WWMT as an investment held for sale. Accordingly, results of operations for WWMT are not reflected in the historical statement of operations or other data for periods after the Effective Date. See Note 5 to Notes to Consolidated Financial Statements for the year ended December 29, 1996.

(b) Winnebago was sold December 27, 1996 and constituted the Company's only operations within the printing segment. The sale of Winnebago has been accounted for by the Company as a discontinued operation since the Effective Date. See Note 4 to Notes to Consolidated Financial Statements for the year ended December 29, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included in "Financial Statements and Supplementary Data" which provide additional information regarding the Company's financial activities and condition.

    The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1996, 1995 and/or 1994 refer to the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

    On March 10, 1995, the Company and its then existing wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). The Plan was effected and the Company emerged from Chapter 11 bankruptcy reorganization (the "Restructuring") on May 3, 1995 (the "Effective Date"). The transactions comprising the Restructuring are summarized in Note 1 to Notes to Consolidated Financial Statements of the Company for the year ended December 29, 1996. The primary effects of the Restructuring on results of operations and liquidity are summarized below.

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

  (ii) In accordance with SOP 90-7, the legal, professional and other costs and expenses related to the Restructuring were charged to expense as incurred. Accordingly, $2,660,510 and $2,148,588 were reported as an expense of the Restructuring in the Company's financial statements for the period ended May 2, 1995 and the fiscal year ended January 1, 1995, respectively; and

 (iii) For financial reporting purposes, an extraordinary gain from forgiveness of debt of $46,479,605 was reported in the financial statements for the period ended May 2, 1995. This gain represents the total amount of debt eliminated for financial reporting purposes relating to the adoption of Fresh Start Accounting.

    The consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," present the consolidated financial position of Busse at December 29, 1996 and December 31, 1995 (Post-Effective Date) and the consolidated results of its operations and cash flows for the fiscal year ended December 29, 1996, the period from May 3, 1995 through December 31, 1995 (Post-Effective Date) and the period from January 2, 1995 through May 2, 1995 and the fiscal year ended January 1, 1995 (Pre-Effective Date), in conformity with generally accepted accounting principles.

    The net revenue of KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations") are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering and production, programming and promotions.

    In general, television stations receive revenues for advertising sold for placement within and adjoining its locally originated programming and adjoining national network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by quarterly audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size of the demographic make-up of the markets served by the television station and the availability of alternate advertising media in the market areas. Rates are highest during the most desirable viewing hours with corresponding reductions during other hours. The ratings of local television stations affiliated with a national television network can be affected by the ratings of the network programming.

    Most advertising contracts are short-term and generally run for only a few weeks. A large portion of the Stations' revenues is generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues are derived from national advertising, which is sold by an independent national advertising sales representative. The Stations generally pay commissions to advertising agencies on local, regional, and national advertising, and on national advertising the Stations also generally pay commissions to the national sales representative. The Stations' advertising revenues are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during election years due to campaign advertising by political candidates, which spending typically is heaviest during the fourth quarter of an election year. The operating expenses of the Stations are generally consistent throughout the fiscal year.

RESULTS OF OPERATIONS

    The consolidated financial statements of the Company for the Post-Effective Date fiscal period(s) are not comparable to the Pre-Effective Date fiscal period(s) principally in the following areas: (i) depreciation and amortization expense in the Post-Effective Date financial statements reflects the restatement of assets to estimated fair value as of the Effective Date, (ii) interest expense in the Post-Effective Date financial statements reflects the new debt structure of the Company and (iii) the Pre-Effective Date statement of operations includes nonrecurring gains and expenses related to the Restructuring. In addition, as a result of its adoption of Fresh Start Accounting, the Company was required to account for WWMT as an investment held for sale. Accordingly, results of operations for WWMT from May 3, 1995 through the date of its sale on June 1, 1995 are excluded from the Company's consolidated results of operations for the fiscal period ended December 31, 1995. Furthermore, because the Company's sale of Winnebago on December 27, 1996 constituted a discontinuance of operations of the Company's printing segment, the Post-Effective Date results of operations account for Winnebago as a discontinued operation.

    In the discussion of operations which follows, the results of operations for the periods from January 2, 1995 through May 2, 1995 (Pre-Effective Date) and May 3, 1995 through December 31, 1995 (Post-Effective Date) are combined for certain items of revenue and expense for purposes of comparison to fiscal years 1996 and 1994. Revenue and expense items combined in 1995 for the Pre- and Post-Effective Date periods are referred to as "Combined 1995" items.

COMPARISON OF THE YEAR ENDED DECEMBER 29, 1996 (POST-EFFECTIVE DATE) TO THE PERIODS FROM JANUARY 2, 1995 THROUGH MAY 2, 1995 (PRE-EFFECTIVE DATE) AND MAY 3, 1995 THROUGH DECEMBER 31, 1995 (POST-EFFECTIVE DATE)

    Net revenue declined $6,594,819, or 25.5%, to $19,274,171 from $25,868,990 for the year ended December 29, 1996 compared to the Combined 1995 year ended December 31, 1995. Of such decline, $6,234,524 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of no results from WWMT for the year ended December 29, 1996 and $2,368,909 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. The decline in net revenue was partially offset by increased net revenue at the Stations as described in the next paragraph.

    Net revenue for the Stations for the year ended December 29, 1996 increased $2,008,616, or 11.6%, to $19,274,171 from $17,265,555 for the corresponding
Combined 1995 period. Net political advertising revenue for the Stations during the year ended December 29, 1996 increased by approximately $1,033,000 to $1,164,000 from $131,000 in the Combined 1995 period reflecting issue orientated advertising purchased by political parties and political action committees and advertising placed on behalf of candidates in connection with the 1996 elections associated with the biannual election cycle. For the year ended December 29, 1996 compared to the Combined 1995 year ended December 31, 1995, net national advertising revenues, excluding net political advertising revenues, for KOLN/KGIN-TV increased 4.2% due to increased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 0.5% reflecting increased local advertiser demand within the market. For the year ended December 29, 1996 compared to the Combined 1995 year ended December 31, 1995, net national advertising revenues, excluding net political advertising revenues, for WEAU-TV decreased 1.7% due to decreased advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 4.9% reflecting increased local advertiser demand within the market. Network compensation to the Stations increased approximately $635,000 to $1,371,000 for the year ended December 29, 1996 compared to $736,000 for the Combined 1995 year ended December 31, 1995. Such increase reflects increased compensation pursuant to new long-term network affiliation agreements for each station which became effective as of January 1, 1996. Such long-term network affiliation agreements, which expire in 2005, generally do not provide for increases in network compensation to the Stations above the 1996 compensation levels.

    Operating expenses for the year ended December 29, 1996, excluding depreciation and amortization expenses, decreased $5,253,848, or 38.5%, to $8,407,679 from $13,661,527 for the corresponding Combined 1995 period. Of such decline, $3,377,234 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of no operating expenses attributable to WWMT for the year ended December 29, 1996 and $2,100,921 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. In addition, operating expenses for the year ending December 29, 1996 contain charges of $129,507 for pension expenses while the corresponding Combined 1995 period included a net gain of $150,041 resulting from the partial curtailment of the Company's pension plan upon the sale of WWMT. Operating expenses, excluding depreciation and amortization expenses, for the Stations decreased $55,243, or 0.7%, to $8,278,172 from $8,333,415 for the corresponding Combined 1995 period reflecting certain non-recurring sales promotion costs incurred during the Combined 1995 period.

    Depreciation and amortization expenses for the year ended December 29, 1996 decreased $29,516, or 0.5%, to $5,713,862 from $5,743,378 for the Combined 1995 period.  Of such decline, $511,307 is attributable to the sale of

WWMT during the Combined 1995 period resulting in the inclusion of no depreciation and amortization expenses relating to WWMT for the year ended December 29, 1996 and $144,600 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. Depreciation and amortization expenses attributable to the Stations increased $626,391, or 12.3%, to $5,713,862 for the year ended December 29, 1996 from $5,087,471 for the Combined 1995 period. Of such aggregate increase in depreciation and amortization charges for the Stations, depreciation charges decreased $360,173 and amortization charges increased $986,564 reflecting the changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting.

    Corporate expenses increased $410,740, or 35.4%, to $1,571,772 during the year ended December 29, 1996 from $1,161,032 for the Combined 1995 year ended December 31, 1995. Such increase resulted primarily from increased professional service charges incurred during fiscal year 1996 and charges during fiscal year 1996 of approximately $354,000 relating to the accrual of obligations under the Company's long term incentive plan for 1996 as compared to the incurrence of approximately $236,000 of such charges in the corresponding Combined 1995 period.

    Income from operations decreased $1,722,195, or 32.5%, to $3,580,858 for the year ended December 29, 1996 from $5,303,053 for the corresponding Combined 1995 period. Of such decline, $2,345,983 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of no income from operations attributable to WWMT for the year ended December 29, 1996 and $123,388 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. Income from operations attributable to the Stations increased $1,372,711, or 35.7%, to $5,217,384 for the year ended December 29, 1996 from $3,844,673 for the Combined 1995 period because the Stations' increased net revenues were partially offset by increased amortization charges resulting from the adoption of Fresh Start Accounting.

    Interest expense decreased $4,866,476, or 36.7%, to $8,400,340 for the year ended December 29, 1996 from $13,266,816 for the corresponding Combined 1995 period in part reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption. See Note 6 to Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data." In addition, pursuant to the Plan, the Company did not incur the expense of approximately $1.8 million of interest that otherwise would have accrued on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through May 2, 1995.

    Interest income decreased $633,851, or 68.8%, to $287,793 for the year ended December 29, 1996 from $921,644 for the Combined 1995 period. Such decrease primarily reflects the inclusion of interest earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, only in the Combined 1995 period. See Notes 5 and 6 to Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data." In addition, the Company's cash balances, after giving effect to the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption, have been reduced between the respective fiscal periods and associated interest earnings thereon have decreased.

    The Company has analyzed its current and deferred federal and state tax assets and liabilities and has concluded that no provision is required for the year ended December 29, 1996.

    The increase in income from discontinued operations for the year ended December 29, 1996 compared to the corresponding Combined 1995 period in part reflects accounting for Winnebago as a discontinued operation for a full fiscal year in the 1996 period compared to the eight months contained in the 1995 Post-Effective Date period. In addition, such increase reflects slightly improved operating results at Winnebago as net revenue from Winnebago increased $214,970, or 3.2%, to $6,896,484 for the year ended December 29, 1996 from $6,681,514 for the corresponding Combined 1995 period, due to increased customer demand. Operating expenses of the discontinued operation of Winnebago were comparable, relative to the respective net sales, between the respective fiscal periods.

COMPARISON OF THE PERIODS FROM JANUARY 2, 1995 THROUGH MAY 2, 1995 (PRE-EFFECTIVE DATE) AND MAY 3, 1995 THROUGH DECEMBER 31, 1995 (POST-EFFECTIVE
DATE) TO THE YEAR ENDED JANUARY 1, 1995 (PRE-EFFECTIVE DATE)

    Net revenue declined $18,857,765, or 42.2%, to $25,868,990 from $44,726,755 for the Combined 1995 fiscal year compared to the year ended January 1, 1995. Of such decline, $12,848,968 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of only four month's results from WWMT in the Combined 1995 period and $4,902,166 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods.

    Net revenue for the Stations for the Combined 1995 fiscal year decreased approximately $1,106,000, or 6.0%, to approximately $17,266,000 from approximately $18,372,000 for the year ending January 1, 1995. Net political advertising revenue for the Stations during the Combined 1995 fiscal year decreased by approximately $1,037,000 to $131,000 from $1,168,000 in fiscal year 1994 reflecting greater political advertising demand in fiscal year 1994 associated with the biannual election cycle. For the Combined 1995 fiscal year compared to the year ended January 1, 1995, net national advertising revenues, excluding net political advertising revenues, for KOLN/KGIN-TV decreased 17.3% due to decreased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, decreased 2.5% reflecting decreased local advertiser demand within the market. For the Combined 1995 fiscal year compared to the year ended January 1, 1995, net national advertising revenues, excluding net political advertising revenues, for WEAU-TV increased 26.4% due to increased advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 5.9% reflecting increased local advertiser demand within the market

    Operating expenses, excluding depreciation and amortization expenses, decreased $10,014,842, or 42.3%, to $13,661,527 for the Combined 1995 fiscal year from $23,676,369 for the corresponding year ended January 1, 1995. Of such decline, $5,629,464 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of only four months of operating expenses attributable to WWMT in the Combined 1995 period and $4,298,851 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. In addition, the Combined 1995 period included a net gain of $150,041 resulting from the partial curtailment of the Company's pension plan upon the sale of WWMT while the corresponding fiscal 1994 period recorded a charge for pension costs of $239,777. Operating expenses, excluding depreciation and amortization expenses, for the Stations increased approximately $303,000, or 3.8%, to approximately $8,333,000, from approximately $8,030,000 for the corresponding year ended January 1, 1995 due, in part, to a special sales promotion at the Stations during the Combined 1995 period.

    Depreciation and amortization expenses increased $98,005, or 1.7%, to $5,743,378 for the Combined 1995 fiscal year from $5,645,373 for the year ended January 1, 1995. This increase is offset, in part, by decreased depreciation and amortization charges of $1,354,333 attributable to the sale of WWMT during the Combined 1995 period, resulting in the inclusion of only four months of depreciation and amortization expense relating to WWMT in the Combined 1995 period, and $317,547 attributable to accounting for Winnebago as a discontinued operation in the Post-Effective Date periods. Depreciation and amortization expenses attributable to the Stations increased $1,769,882, or 53.4%, to $5,087,471 for the Combined 1995 fiscal year from $3,317,589 for the year ended January 1, 1995. Of such aggregate increase in depreciation and amortization charges for the Stations, depreciation charges decreased $178,400 and amortization charges increased $1,948,282 reflecting the changes in asset carrying amounts, useful lives and amortization periods related to the adoption of Fresh Start Accounting.

    Corporate expenses increased $172,374, or 17.4%, to $1,161,032 during the Combined 1995 fiscal year from $988,658 for the year ended January 1, 1995. The increase reflects, in part, charges of approximately $236,000 relating to the accrual of obligations under the Company's long term incentive plan for the Combined 1995 fiscal year while the corresponding year ended January 1, 1995 included no such charges under the long term incentive plan.

    Income from operations decreased $9,113,302, or 63.2%, to $5,303,053 for the Combined 1995 fiscal year from $14,416,355 for the corresponding year ended January 1, 1995. Of such decline, $5,865,174 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of only four months of income from operations attributable to WWMT in the Combined 1995 period and $285,768 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. Income from operations attributable to the Stations decreased $3,179,804, or 45.3%, to $3,844,673 for the Combined 1995 fiscal year from $7,024,477 for the year ended January 1, 1995 reflecting the decline in net revenues and increased operating costs, including increased amortization charges resulting from the adoption of Fresh Start Accounting, discussed above.

    Interest expense decreased $13,662,395, or 50.7%, to $13,266,816 for the Combined 1995 fiscal year from $26,929,211 for the corresponding year ended January 1, 1995 reflecting in part the Company's Post-Effective Date capitalization, the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption. See Note 6 to Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data." In addition, pursuant to the Plan, the Company did not incur the expense of approximately $1.8 million of interest that otherwise would have accrued on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through May 2, 1995.

    Interest income increased $703,745 or 323.0%, to $921,644 for the Combined 1995 fiscal year from $217,899 for the year ended January 1, 1995. This increase was primarily due to the inclusion, only in the Combined 1995 period, of interest earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, and earnings on the funds deposited into the Escrow Account pending the Junior Subordinated Note Redemption. See Notes 5 and 6 to Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data."

    The Combined 1995 current income tax expense reflects current state tax expense and federal alternate minimum taxes due in conjunction with the WWMT Sale. The combined 1995 net deferred income tax benefit is principally the reversal of net deferred tax liabilities as a result of the Restructuring and the WWMT Sale.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at December 29, 1996 totaled $7,989,805 compared to $38,893,959 at December 31, 1995. The Company's cash balance at December 29, 1996 includes approximately $3,140,000 of net proceeds from the sale of Winnebago. In addition, the Company received approximately $102,857 in February 1997 representing a working capital purchase price adjustment. The Company's use of such aggregate net proceeds is restricted, under the terms of the Indenture to making investments in or acquiring property and assets directly related to television and/or radio broadcasting. Pending any such investment or acquisition such net proceeds are required by the Indenture to be invested in cash or cash equivalents.
See "Business-Winnebago Sale." Although the Company has no immediate plans to use such net proceeds to invest in or acquire assets directly related to television and/or radio broadcasting, some or all of such proceeds may be used to fund the capital expenditures described below, other capital expenditures or for other permitted uses. The decrease in the Company's cash position resulted primarily from the Company's use of approximately $35.2 million to effect the cash portion of the Junior Subordinated Note Redemption which was completed on January 12, 1996, which use was offset in part by the net proceeds generated by the December 27, 1996 sale of Winnebago. See Note 6 of Notes to Consolidated Financial Statements for the year ended December 29, 1996.

    The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $3,816,724 and $6,151,524 for the year ended December 29, 1996 and the Combined 1995 periods ending December 31, 1995, respectively. The decrease in net cash provided by operations for the year ended December 29, 1996 is due primarily to changes in certain working capital accounts and the sale of WWMT and Winnebago.

    The Company's cash interest requirements increased significantly during the 1996 fiscal year when compared to the 1995 fiscal year reflecting the semi-annual cash interest payments each of approximately $3,634,000 paid during fiscal year 1996 with respect to the Senior Notes, which were issued in October 1995. Interest on a substantial portion of the indebtedness issued pursuant to the Restructuring, which indebtedness was subsequently redeemed in connection with the sale of WWMT, the issuance of the Senior Notes and the Junior Subordinated Note Redemption, was payable through the issuance of additional securities as opposed to the payment of cash.

    In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the 1996 fiscal year capital expenditures totaled $1,983,417, of which $1,065,505 related to the Stations and $917,912 related to Winnebago. The Company currently anticipates expending an aggregate of approximately $1 million for capital expenditures per annum for the Stations during the 1997, 1998 and 1999 fiscal years. This is a forward-looking statement that involves uncertainties and such estimate of future capital expenditure needs is subject to numerous factors including the regulatory environment affecting the Company's operations.

    The Company currently anticipates that significant capital expenditures may be required in the future to implement advanced digital television systems ("ATV") at the Stations. The Federal Communications Commission ("FCC") has not yet determined the final channel assignments for ATV, nor has it established a specific timetable for implementation of ATV. The Company cannot presently predict the cost of implementing ATV at each of the Stations. See Item 1 "Business Federal Regulation of Television Broadcasting -- Advanced Television Service."

    The Company has entered into contracts to purchase rights to air certain programs at future dates extending through the year 2000. As of December 29, 1996, the Company had aggregate commitments of $2,247,750 under such contracts. Cash payments for program contract rights are made at fixed monthly amounts over the terms of the contracts.

    On June 29, 1995, the Company entered into a letter agreement with McPike to provide McPike with up to $1,900,000 in connection with McPike's FCC application for and construction of Channel 45 in Lincoln Nebraska, a UHF channel. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 45 license, enter into LMA's with the Company. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 45 under such agreements.

    Multiple parties in addition to McPike have filed applications with the FCC for the grant of the Channel 45 license (the "Competing Applications"). Each of the Competing Applications and the McPike application are mutually exclusive. Although McPike has advised the Company that it intends to prosecute its application for Channel 45 fully, the Company can not predict the outcome of these mutually exclusive applications.

    On February 9, 1996, the Company entered into a letter agreement with McPike to provide McPike with up to $2,100,000 in connection with McPike's FCC application for and construction of Channel 39 in Marshfield, Wisconsin, a UHF channel. In exchange for such financial assistance, McPike will, subject to receipt of requisite FCC and other governmental approvals, including the grant of the Channel 39 license, enter into LMA's with the Company. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 39 under such LMA's.

    On September 17, 1996, the Company entered into a letter agreement with David M. Comisar ("Comisar") to provide Comisar with up to $1,800,000 in connection with his FCC application for and construction of Channel 51 in Lincoln Nebraska, a UHF channel. In exchange for such financial assistance, Comisar will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 51 license, enter into LMA's with the Company. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 51 under such agreements.

    Except for certain nominal amounts previously advanced by the Company, which as of December 29, 1996 aggregated approximately $60,900, the Company expects to invest funds in McPike and/or with Comisar only after receipt of requisite FCC and other governmental approvals of the respective proposed transactions. The funds are expected to be provided to McPike and/or Comisar primarily in the form of a secured loans with terms and conditions customary to agreements of such type. The Company will acquire no ownership interest in McPike or Comisar's channel 51. No terms of the LMA's have yet been negotiated with McPike or Comisar, but, in general a local marketing agreement involves the payment of a fee to and/or expenses of a station licensee in exchange for the rights to provide programming to a station and to retain revenues derived from the sale of advertising in such programming and a joint facilities agreement involves the sharing of certain facilities or staff in exchange for a negotiated division of the costs associated therewith.

    The Company is presently unable to predict whether the requisite FCC and other governmental approvals, including the FCC grant of the McPike or Comisar applications, will be received or the timing of such approvals.

    Although there can be no assurance that the Company will generate earnings in the future sufficient to cover its fixed charges, including the debt service obligations with respect to the Senior Notes, management currently believes that the cash flow generated from the Company's operations and available cash on hand should be sufficient to fund its interest requirements, working capital needs, anticipated capital expenditures and other operating expenses through the end of fiscal year 1999. This is a forward-looking statement that involves uncertainties and such estimate of future capital expenditure needs is subject to numerous factors including the regulatory environment affecting the Company's operations and general economic conditions of the Stations' markets. The Company's high degree of leverage will have important consequences, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's operating cash flow will be required to be dedicated to the payment of the Company's interest expense; (iii) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (iv) the Company may be more vulnerable in the event of a downturn in its businesses. The Company's future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    The Company does not currently have additional credit availability under any agreements and the Indenture governing the Senior Notes limits the Company's ability to incur additional Indebtedness (as defined therein). The limitation in the Indenture on the Company's ability to incur additional Indebtedness, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

    This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
When used in this report, the words "believes," "expects," "anticipates," and "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

INCOME TAXES

    The Company estimated that its federal NOL carryover as of December 29, 1996 was approximately $60.8 million and that such NOL carryover will begin to expire in 2005. The Company elected treatment under Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code"), when it filed its 1995 federal income tax return. The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL carryover of approximately $59.8 million to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL carryover is not restricted, absent a future "ownership change", under Section 382 of the Code (see Note 8 of Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data").

RETENTION OF A FINANCIAL ADVISOR BY CERTAIN STOCKHOLDERS

    The Controlling Stockholders engaged the investment banking firm of Morgan Stanley & Co. Incorporated ("Morgan Stanley") to act as a financial advisor in connection with matters relating to the Company. On September 6,

1996 the Company was informed by the Controlling Stockholders that they had instructed Morgan Stanley to suspend the evaluation of strategic transactions in connection with the possible sale of the Company. At this time, there can be no assurance as to whether or when the Controlling Stockholders will resume evaluation of strategic transactions relating to the possible sale of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth information concerning the executive officers and directors of the Company as of December 29, 1996:

         NAME           AGE       POSITION
    -----------------   ---       --------
    Lawrence A. Busse   60   Chairman of the Board and President
    James C. Ryan       36   Chief Financial Officer
    Robert Greinert     65   Winnebago Color Press General Manager
    Frank Jonas         49   KOLN/KGIN-TV General Manager
    Cheryl Weinke       42   WEAU-TV General Manager
    W. Don Cornwell     48   Director
    Stuart J. Beck      49   Director
    Gary E. Hindes      46   Director
___________

    Lawrence A. Busse has served as Chairman of the Board, President and a Director of the Company since its inception in 1987. Mr. Busse has been active in broadcasting for over 34 years. From 1973 until 1984, Mr. Busse worked in various management roles for Post Corporation including the General Manager positions with WLUC-TV, Marquette, Michigan, WEAU-TV, Eau Claire, Wisconsin, WOKR-TV, Rochester, New York, and WLUK-TV, Green Bay, Wisconsin. In 1984,
Mr. Busse became Executive Vice President of the Broadcast Division of Post Corporation following its acquisition by GHI. Prior to joining the Company, Mr. Busse served as President of this division.

    James C. Ryan has served as the Chief Financial Officer of the Company since its formation in 1987. Mr. Ryan began his professional career in 1982 as an auditor with Peat Marwick. In 1985, Mr. Ryan entered the broadcast industry as the controller of WOKR-TV, Rochester, New York.

    Robert Greinert joined Winnebago in 1957 and served as General Manager of this division from 1988 through December 27, 1996 when the division was sold by the Company.

    Frank Jonas has been the General Manager of KOLN/KGIN-TV since
October 1986. Mr. Jonas has been active in broadcasting for over 24 years. In 1978, Mr. Jonas joined WLUC-TV in Marquette, Michigan as General Sales Manager and was named the General Sales Manager of WLUK-TV in Green Bay, Wisconsin in 1980. From September 1984 through October 1986, Mr. Jonas was the General Manager at KTVO-TV, Kirksville, Missouri.

    Cheryl Weinke has been the General Manager of WEAU-TV since January 1992. She started her broadcast career in 1980 as the Accounting Supervisor for WEAU-TV and certain other affiliated broadcast businesses. Prior to assuming her current position, Ms. Weinke served as the Controller of WEAU-TV for eight years.

    Messrs. Busse, Ryan, Greinert, Jonas and Ms. Weinke have each held their current respective positions during the two years prior to the Company's proceedings under Chapter 11 of the Bankruptcy Code.

    W. Don Cornwell has served as Director of the Company since the Effective Date. Mr. Cornwell is a founding stockholder of Granite and has been Chairman of the Board of Directors and Chief Executive Officer of Granite since
February 1988. Mr. Cornwell served as President of Granite, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly-created office of the Chief Executive Officer. Prior to founding Granite, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. ("Goldman Sachs") from May 1976 to
July 1988. In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of CVS Corporation, Hershey Trust Company and the Milton S. Hershey School.

    Mr. Hindes was Chairman and Chief Executive Officer of The Delaware Bay Company, Inc., a New York and Delaware brokerage concern which specializes in the securities of bankrupt and distressed companies, from 1986 through 1996. Mr. Hindes has also been the Managing General Partner of the Fallen Angels Fund, L.P., a private investment partnership which invests in the securities of bankrupt and distressed companies. Mr. Hindes is the Corporate Secretary and a Director of SSP, Inc., 100% of the stock of which is owned by Messrs. Salovaara and Eckert. Mr. Hindes is married to Denise T. Hindes.

    Stuart J. Beck has been a Director of the Company since the Effective Date. Mr. Beck is a founding stockholder of Granite and has been a member of the Board of Directors, and Secretary of Granite since February 1988 and President of Granite since September 1991. Prior to founding Granite, Mr. Beck was an attorney in private practice of law in New York, New York and Washington, DC.

    All members of the Board of Directors hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified. All officers are elected annually and serve at the discretion of the Board of Directors.

    The Company anticipates that, subsequent to the date hereof, the number of directors on the Company's Board of Directors may be increased from four to seven, and any or all of Mikael Salovaara, Alfred C. Eckert III and Denise T. Hindes may be elected as Directors of the Company.

    Mr. Salovaara has been a General Partner of Greycliff Partners, an investment advisory firm and the investment advisor to the South Street Investment Funds, since 1991.

    Mr. Eckert has been a General Partner of Greycliff Partners since 1991 and the President of Greenwich Street Capital Partners, Inc. since 1994.

    Ms. Hindes is the President and a Director of SSP, Inc. Ms. Hindes is married to Gary E. Hindes.

DIRECTOR COMPENSATION

    Directors not also serving as employees of the Company are paid a fee of $9,000 per year, except Mr. Hindes who receives no fee.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth the compensation paid by the Company to its chief executive officer, the President, and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 during 1996:

                              SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                             ---------------------------
                                                                            OTHER ANNUAL         ALL OTHER
   NAME AND PRINCIPAL POSITION          YEAR        SALARY   BONUS (1)      COMPENSATION      COMPENSATION (2)
------------------------------------    ----       --------  --------       ------------      ----------------
Lawrence A. Busse                       1996       $301,327  $262,775            N/A                  $25,687
Chairman of the Board and President     1995        284,271   135,553            N/A                  358,264
                                        1994        268,180    75,000            N/A                   15,027

James C. Ryan                           1996        104,809    86,506            N/A                      950
Chief Financial Officer                 1995         98,877    45,881            N/A                  125,924
                                        1994         93,280    30,000            N/A                      924

Frank Jonas                             1996        158,016    82,830            N/A                   14,910
KOLN/KGIN-TV Gen. Mgr.                  1995        150,491    59,781            N/A                   38,273
                                        1994        143,325    57,304            N/A                   14,695

Cheryl Weinke                           1996         98,399    87,687            N/A                    8,987
WEAU-TV Gen. Mgr.                       1995         93,713    73,466            N/A                   33,829
                                        1994         89,250    32,447            N/A                    8,341

Robert Greinert                         1996         86,253   $27,265            N/A                    2,138
Winnebago Gen. Mgr.                     1995         82,146    11,235            N/A                   14,768
                                        1994         78,234     4,000            N/A                    3,082


___________
(1) The amounts disclosed as annual bonuses for 1995 and 1996 include vested amounts Messrs. Busse, Ryan, Jonas and Ms. Weinke will receive subject only to continued employment by the Company pursuant to the Long Term Incentive Plan. Such vested amounts for Messrs. Busse, Ryan, Jones, and Ms. Weinke are $121,553, $37,551, $39,781, and $36,466, respectively, for fiscal year 1995 and $182,815,
$56,506, $59,830 and $54,844, respectively, for fiscal year 1996.

    The amounts disclosed as annual bonuses for Mr. Greinert include the vested amounts of $7,735 and $27,265 for fiscal years 1995 and 1996, respectively, earned pursuant to the Long Term Incentive Plan. Mr. Greinert was paid the total amount earned of $35,000 (the "Maximum Amount", as defined herein) upon the Winnebago Asset Sale.

(2) The following table identifies and quantifies the types and amounts of "All Other Compensation" paid for fiscal years 1994-1996:

                                                                               EMPLOYER
                                                                                401(K)      SIGNING  SERVICES        WWMT
NAME AND PRINCIPAL POSITION             YEAR     AUTO      LIFE     LTD      CONTRIBUTION    BONUS     BONUS      SALE BONUS
---------------------------             ----   -------    ------  --------   ------------  --------  --------     ----------
Lawrence A. Busse                       1996   $14,058    $4,459    $6,220      $950            N/A       N/A            N/A
Chairman of the Board and President     1995     3,330     3,735     6,089       924       $125,000   $44,186       $175,000
                                        1994     4,981     3,152     5,970       924            N/A       N/A            N/A

James C. Ryan                           1996       N/A       N/A       N/A       950            N/A       N/A            N/A
Chief Financial Officer                 1995       N/A       N/A       N/A       924         50,000       N/A         75,000
                                        1994       N/A       N/A       N/A       924            N/A       N/A            N/A

Frank Jonas                             1996     8,079     1,673     3,375     1,783            N/A       N/A            N/A
KOLN/KGIN-TV                            1995     6,683     1,518     3,227     1,845         25,000       N/A            N/A
Gen. Mgr.                               1994     8,651     1,293     3,095     1,656            N/A       N/A            N/A

Cheryl Weinke                           1996     5,935       171     1,528     1,353            N/A       N/A            N/A
WEAU-TV Gen. Mgr.                       1995     5,743       162     1,413     1,511         25,000       N/A            N/A
                                        1994     5,835       146     1,318     1,042            N/A       N/A            N/A

Robert Greinert                         1996       N/A       N/A       N/A     2,138            N/A       N/A            N/A
Winnebago Gen. Mgr.                     1995       N/A       N/A       N/A     2,268         12,500       N/A            N/A
                                        1994       N/A       N/A       N/A     3,082            N/A       N/A            N/A


EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements (as amended, the "Employment Agreements") with each of its executive officers. Each such Employment Agreement had an initial term of approximately two and one-half years commencing on the date immediately following the Effective Date and ending on December 31, 1997. As of February 6, 1997 the Employment Agreements were amended to extend their term through December 31, 1998. Under these Employment Agreements, the executive officers (other than Messrs. Busse and Ryan) are eligible to receive an annual discretionary performance-based bonus. The amount of such bonus, if any, will be determined at the sole discretion of the Board of Directors of the Company.

    The Employment Agreements provide that if the Company terminates the employment of an executive officer without "cause" (as defined below) or the executive officer resigns with "good reason" (as defined below), such officer will be entitled to receive a lump sum payment equal to the officer's annual base salary in effect on the date of such termination or resignation. "Cause" under the Employment Agreements means the commission of a felony (other than driving while intoxicated), a willful dereliction of duty or intentional and malicious conduct contrary to the best interests of the Company or a refusal to perform a service customarily performed by and consistent with the position as a senior executive officer of the Company if such refusal is not corrected within thirty (30) days after written notice thereof from the Company. An employee's termination of employment with the Company shall be deemed to have occurred for "good reason" if it occurs within six (6) months of the assignment by the Company of duties substantially inconsistent with, or representing a substantial diminution in the nature or status of, responsibilities, duties or job title or the relocation to any place more than forty (40) miles from the office regularly occupied.

    Pursuant to the Employment Agreements, each executive officer is prohibited from disclosing information confidential to the Company during the term of his or her Employment Agreement and for a period of three years thereafter. In addition, such officers are prohibited from engaging, directly or indirectly, in the television broadcast business in the geographic markets served by the Company, or soliciting or enticing any individual to terminate his or her employment with the Company or any of its affiliates during the term of his or her Employment Agreement and for a period of one year after termination with "cause" or resignation without "good reason." In accordance with the Employment Agreements, Messrs. Busse, Ryan, Jonas and Ms. Weinke received annual salaries of $284,271, $98,877, $150,491 and $93,713, respectively, for the year ending
December 31, 1995 and $301,327, $104,809, $158,016 and $98,399, respectively, for the year ending December 31, 1996. For the years ending December 31, 1997 and 1998, Messrs. Busse, Ryan, Jonas and Ms. Weinke will receive annual salaries of $319,407, $111,098, $165,916, and $103,319, respectively, and $335,377,
$116,652, $174,212, and $108,485, respectively. Mr. Greinert received, in accordance with his Employment Agreement, an annual salary of $82,146 and $86,253 for the years ended December 31, 1995 and 1996, respectively. Mr. Greinert's Employment Agreement was assumed by WCP as part of the sale of Winnebago and the Company's obligations with respect to such agreement terminated as of December 27, 1996. Further, in connection with the Restructuring, Messrs. Busse, Ryan, Jonas, Ms. Weinke and Mr. Greinert received signing and other bonuses in the aggregate amounts of $169,186, $50,000, $25,000, $25,000, $12,500, respectively. In connection with the WWMT Sale, Messrs. Busse and Ryan received one-time bonuses of $175,000 and $75,000, respectively.

SENIOR MANAGEMENT BONUS PLAN

    Each of Messrs. Busse and Ryan are eligible to participate in the Company's Senior Management Bonus Plan (the "Bonus Plan") during the term of his Employment Agreement. Under the Bonus Plan, Messrs. Busse and Ryan (and other individuals as may be designated by Mr. Busse) will be eligible to receive in the aggregate with respect to each fiscal year, commencing with fiscal 1995, an amount equal to the product of (a) Actual Broadcast Cash Flow (as defined below) for the relevant fiscal year and (b) a fixed percentage equal to (i) 0.25% if Actual Broadcast Cash Flow equals between 90.00% and 94.99% of Target Broadcast Cash Flow (as defined below), (ii) 0.50% if Actual Broadcast Cash Flow equals between 95.00% and 99.99% of Target Broadcast Cash Flow, (iii) 1.00% if Actual Broadcast Cash Flow equals between 100.00% and 110.00% of Target Broadcast Cash Flow and (iv) 1.10% if Actual Broadcast Cash Flow equals more than 110.00% of Target Broadcast Cash Flow. No bonus will be payable under the Bonus Plan with respect to any fiscal year in which Actual Broadcast Cash Flow represents less than 90.00% of Target Broadcast Cash Flow. The portion of such amount, if any, paid to the participants in the Bonus Plan will be determined at the sole discretion of Mr. Busse. For purposes of the Bonus Plan, "Actual Broadcast Cash Flow" with respect to any fiscal year generally means an amount equal to the sum of the Company's (a) income (or loss) from operations before extraordinary items,
(b) depreciation expense, (c) amortization expense (other than with respect to program rights) and (d) corporate overhead expenses; provided, that Actual Broadcast Cash Flow does not take into account any of Winnebago's assets or operations. "Target Broadcast Cash Flow" with respect to any fiscal year generally means the amount reflected as the Target Broadcast Cash Flow on the operating budget approved by the Company's Board of Directors for such fiscal year, which amount was $9.7 million in fiscal year 1995, $10.8 million for fiscal year 1996 and $10.0 million for fiscal year 1997.

SHORT TERM INCENTIVE PLANS

    For each fiscal year during the term of his or her Employment Agreement commencing with fiscal 1995, Mr. Jonas, Ms. Weinke and Mr. Greinert , to the date of the Winnebago Asset Sale, will be eligible to participate in the Short Term Incentive Plan established for the Station by which he or she is employed or for Winnebago, as applicable (each, a "Short Term Incentive Plan"). Under each Short Term Incentive Plan, the aggregate amount of funds available to all participants in any fiscal year will be equal to 8% of the amount by which Actual Cash Flow (as defined below) exceeds Target Cash Flow (as defined below) for such fiscal year. The amount, if any, allocated and paid to the participants in such Short Term Incentive Plan from such aggregate amounts will be determined at the sole discretion of Mr. Busse. For purposes of any Short Term Incentive Plan, "Actual Cash Flow" with respect to any fiscal year, generally means an amount equal to the sum of the (a) income (or loss) from operations before extraordinary items, (b) depreciation expense, (c) amortization expense (other than with respect to program rights, if applicable) and (d) allocated corporate overhead charges for the relevant Station or Winnebago, as applicable. "Target Cash Flow" with respect to any fiscal year, generally means the amount of projected Actual Cash Flow reflected on the annual operating budget approved by the Board of Directors of the Company for the relevant Station or Winnebago, as applicable.

LONG TERM INCENTIVE PLAN

    Each of the executive officers participates in the Company's Long Term Incentive Plan (as amended, the "Long Term Incentive Plan"). Pursuant to the Long Term Incentive Plan, the Company may be obligated to pay in the aggregate a maximum of $1,100,000 to the participants. The maximum amounts payable to each participant is referred to as the "Maximum Amount" and is set forth in the respective long-term Incentive Agreement entered into by each participant pursuant to the Long-Term Incentive Plan. The Maximum Amounts for Messrs. Busse, Ryan, Jonas, Ms. Weinke and Mr. Greinert are $550,000, $170,000, $180,000, $165,000 and $35,000, respectively. The allocation of the aggregate maximum amount payable under the Long-Term Incentive Plan among the individual participants was established by Mr. Busse in his capacity as the sole member of the Company's Board of Directors prior to the Effective Date. Each participant's right to receive his or her Maximum Amount will vest ratably over three years, and, on the third anniversary of the Effective Date (the "Third Anniversary Date"), the Company will become obligated to pay each participant who has not previously received a payment under the Long Term Incentive Plan and who has been continuously employed by the Company since the Effective Date such Maximum Amount. Pursuant to the Long Term Incentive Plan, if a participant's employment with the Company is terminated due to death or Disability (as defined below), the Company will pay to such participant (or the beneficiary or estate of such participant, as applicable) an amount equal to the participant's Vested Amount (as defined below). Under the Long-Term Incentive Plan, an employee is deemed subject to a "Disability" if the employee is substantially unable to perform his or her duties by reason of illness or mental or physical disability for a period in excess of one hundred eighty (180) days in the aggregate during any twelve-month period. In the event a participant's employment with the Company is terminated by the Company without "cause" or by such participant for "good reason" (other than in connection with certain events constituting a change in control of the Company (each, a "Trigger Event")), the participant will be entitled to receive an amount equal to the present discounted value of his or her Maximum Amount discounted from the Third Anniversary Date at the Applicable Federal Rate (defined as the lowest applicable federal rate permitted under Section 1274(d) of the Code). On May 31, 1996, the Long Term Incentive Plan was amended to provide that upon the occurrence of a Trigger Event, the Company will pay to each participant an amount equal to such participant's Maximum Amount.

    For purposes of the Long Term Incentive Plan, "Vested Amount" generally means an amount equal to such participant's Maximum Amount times a fraction, the numerator of which is the number of days during which such participant has been employed by the Company from and after the Effective Date and the denominator of which is 1,095, but in no event more than the Maximum Amount applicable to such participant and "Trigger Event" generally means, with respect to each participant, certain events consisting of (i) the bankruptcy or insolvency (or similar occurrence) of the Company or any "significant subsidiary" of the Company, (ii) a change in beneficial ownership of more than 50% of the voting securities of the Company and (iii) approval by the Company's stockholders of certain fundamental changes to the Company's corporate structure or ownership of its assets and, with respect to Mr. Greinert, Mr. Jonas and Ms. Weinke, respectively, the disposition of the all or substantially all of the assets of Winnebago or the respective Station such participant manages. Mr. Greinert was paid his Maximum Amount ($35,000) upon the Winnebago Asset Sale.

    The Long Term Incentive Plan provides that if a participant's employment with the Company is terminated by the Company for "cause" or by reason of resignation of such participant other than for "good reason" the participant's rights under the Long Term Incentive Plan will terminate and no payments will be made to such participant. Upon such termination, up to 25% of such participant's Maximum Amount or, in the event of the participant's death or Disability, such participant's Unvested Amount (generally defined as the participant's Maximum Amount less the participant's Vested Amount) may be allocated to other participants in the Long Term Incentive Plan and the remaining balance, together with any amount not so allocated, may be allocated to any employee selected by the Company to replace such participant.

    The Company is not required to fund or otherwise segregate assets to be used to pay benefits under the Long Term Incentive Plan. The Company's obligations under the Long Term Incentive Plan rank senior to its obligations under the indenture governing the Junior Subordinated Notes. Under the Long Term Incentive Plan, the Company is precluded, with certain permitted exceptions, from (a) paying cash dividends and making cash payments in respect of the Junior Subordinated Notes and (b) entering into transactions with Affiliates (as defined therein) other than upon fair and reasonable terms.

    In connection with the Transactions, the "Majority Participant" (as defined below) under the Long Term Incentive Plan has executed a waiver agreement pursuant to which any default arising under the Long Term Incentive Plan as a result of the Secured Senior Note Redemption or the Junior Subordinated Note Redemption has been waived. "Majority Participant" means participants representing at least 50% of the aggregate Maximum Amounts of all participants at such time then payable under the Long Term Incentive Plan.

BENEFIT PLANS

    The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages to 10% of compensation, provided no employee's elective contributions shall exceed the amount permitted under Section 402(g) of the Code ($9,500 in 1996). A matching contribution of 50% of an employee's elective pre-tax contribution is made by the Company, up to 2% of such compensation. Employees have full and immediate vesting rights to their elective contributions. Company-matched contributions generally vest at the rate of 25% for each year of an employee's service to the Company after the first full year of such service.

    The Company maintains a noncontributory defined benefit pension plan (the "Pension Plan") for certain eligible employees of the Company. An employee of the Company is generally eligible to become a participant in the Pension Plan upon attaining age 21 and completing a 12-month period of service to the Company. To receive benefits under the Pension Plan, participants must complete at least five years of "Benefit Service" (as defined below). The Company makes annual contributions to the Pension Plan in amounts determined by the actuary for the Pension Plan. A year of "Benefit Service" under the Pension Plan means each year beginning after December 31, 1988 during which the participant completes at least 1,000 hours of service.

    The normal retirement age under the Pension Plan is 65. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of "Vesting Service" (as defined below). A participant's accrued monthly benefit under the Pension Plan starting at age 65 is the sum of (a) his accrued monthly benefit, if any, as of December 31, 1988 under any of the three predecessor plans merged into the Pension Plan on such date, and (b) one-twelfth of 1.4% of the compensation (as defined below) paid to the participant during each year of Benefit Service. Compensation is generally defined in the Pension Plan as the total amount of cash paid to an employee during a calendar year, including salary reduction contributions under certain benefit plans, such as the 401(k) Plan, but excluding fringe benefits other than salary reduction contributions and expense allowances or reimbursements; and is limited by federal law to $150,000 per year (as adjusted for cost-of-living increases). Federal law limits the maximum annual benefit payable under the Pension Plan to a person who retires at age 65 to $148,500 (as adjusted for cost-of-living increases). Under the Pension Plan, years of "Vesting Service" equals the sum of each Plan Year beginning on or after January 1, 1989 during which an Employee completes at least 1,000 Hours of Service and an Employee's years of vesting service under a predecessor plan and "Compensation" means the total amount of cash paid to an Employee during a plan year, including wages, salesmen's commissions, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of his employment.

    Assuming a normal retirement age, the estimated annual benefits payable under the Pension Plan for Messrs. Busse, Ryan and Jonas and Ms. Weinke would be approximately $55,300, $73,800, $50,400, and $59,900, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors of the Company has no compensation committee. Prior to May 3, 1995, Lawrence A. Busse was the President and the sole director of the Company, and in his capacity as sole director Mr. Busse established the compensation for all executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information, as of December 29, 1996, regarding beneficial ownership of the Common Stock by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock. None of the executive officers or directors of the Company beneficially own any shares of the Common Stock.

                                               AMOUNT
                                                OWNED      PERCENTAGE OF VOTING
    NAME AND COMPLETE MAIL ADDRESS            (SHARES)       SECURITIES OWNED
-----------------------------------------    ---------     --------------------
The South Street Investment Funds (1)          107,700           100%
3801 Kennett Pike
Suite D300
Wilmington, Delaware 19807

Mikael Salovaara (1)                           107,700           100%
170 Dryden Road
Bernardsville, New Jersey 07924

Alfred C. Eckert III (1)                       107,700           100%
134 Ballantine Road
Bernardsville, New Jersey 07924
___________

(1) The number of shares of Common Stock beneficially owned by the South Street Investment Funds includes (a) 87,603.1 shares owned by South Street Corporate Recovery Fund I, L.P., the general partner of which is SSP Advisors, L.P., a Delaware limited partnership, the general partner of which is SSP, Inc., a Delaware corporation ("SSP"), 100% of the stock of which is owned by Messrs. Salovaara and Eckert, who together indirectly control 100% of the voting stock of the Company, (b) 5,000 shares held by Greycliff Leveraged Corporate Recovery Fund 1993, L.P., the general partner of which is SSP Partners, L.P., a Delaware limited partnership ("SSP Partners"), the general partner of which is SSP, (c) 12,324 shares held by South Street Leveraged Corporate Recovery Fund, L.P., the general partner of which is SSP Partners, and (d) 2,772.9 shares held by South Street Corporate Recovery Fund I (International), L.P., the general partner of which is SSP International Partners, L.P., a Cayman Islands limited partnership, the general partner of which is SSP
International, Inc., a Cayman Islands corporation, 100% of the stock of which is owned by Messrs. Salovaara and Eckert together.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Concurrently with the issuance of the Senior Notes on October 26, 1995, all of the outstanding Secured Senior Subordinated Notes were redeemed in full without penalty or premium, at 100% of the principal amount thereof, plus accrued interest thereon, to the date of redemption, at a cost of approximately $26.5 million (the "Secured Senior Subordinated Note Redemption"). On
January 12, 1996 the Company used the portion of the net proceeds from the Senior Notes offering remaining after the Secured Senior Subordinated Note Redemption, including interest earned on such portion of net proceeds, together with the Excess Cash, to redeem a portion of the outstanding Junior Subordinated Notes, without penalty or premium, at 100% of the principal amount thereof, plus accrued and unpaid interest thereon, at a cost of approximately $35.2 million. Pursuant to the Junior Subordinated Note Redemption, the balance of the Junior Subordinated Notes not redeemed for cash were redeemed for shares of Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes. The South Street Investment Funds owned all of the outstanding Secured Senior Subordinated Notes immediately prior to the Secured Senior Subordinated Note Redemption and owned all of the outstanding Junior Subordinated Notes immediately prior to the Junior Subordinated Note Redemption.

    On December 27, 1996, the Company entered into the Buy and Sell Agreement with WCP, a Wisconsin corporation and a company affiliated with Mr. Lawrence A. Busse, Chairman and Chief Executive Officer of the Company, pursuant to which the Company sold substantially all of the assets of Winnebago to WCP for aggregate consideration of $3,327,856 in cash plus (i) the assumption by WCP of $369,638 of certain current liabilities and (ii) the additional assumption by WCP of certain other liabilities as set forth in the Buy and Sell Agreement (collectively, the "Winnebago Asset Sale"). The Company received net proceeds from the Winnebago Asset Sale of $3,207,000. In connection with the sale, the Company received an opinion from an investment banking firm to confirm that the terms of the sale were fair to the Company and its stockholders from a financial point of view.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)1 Financial Statements

         BUSSE BROADCASTING CORPORATION                                    PAGE
                                                                           ----
              Report of Independent Auditors . . . . . . . . . . . . . . . .F-1
              Consolidated Balance Sheets as of
                December 29, 1996 and December 31, 1995. . . . . . . . . . .F-2
              Consolidated Statements of Operations for
                the fiscal year ended December 29, 1996 and
                the period from May 3, 1995 through December 31,
                1995, Post-Effective Date. . . . . . . . . . . . . . . . . .F-3
              Consolidated Statements of Operations for the
                period from January 2, 1995 through May 2,
                1995 and the fiscal year ended January 1, 1995,
                Pre-Effective Date . . . . . . . . . . . . . . . . . . . . .F-4
              Consolidated Statements of Stockholders' Equity
                (Deficit) for the fiscal year ended December 29,
                1996, the period from May 3, 1995 through
                December 31, 1995, Post-Effective Date; the
                period from January 2, 1995 through May 2, 1995
                and the fiscal year ended January 1, 1995,
                Pre-Effective Date . . . . . . . . . . . . . . . . . . . . .F-5
              Consolidated Statements of Cash Flows for the
                fiscal year ended December 29, 1996,the period
                from May 3, 1995 through December 31, 1995,
                Post-Effective Date; the period from January 2,
                1995 through May 2, 1995 and the fiscal year
                ended January 1, 1995, Pre-Effective Date. . . . . . . . . .F-6
              Notes to Consolidated Financial Statements . . . . . . . . . .F-7

         KOLN/KGIN, INC.
         (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
              Report of Independent Auditors . . . . . . . . . . . . . . . F-31
              Consolidated Balance Sheets as of
                December 29, 1996 and December 31, 1995. . . . . . . . . . F-32
              Consolidated Statements of Operations and
                Stockholder's/Divisional Equity for the
                fiscal year ended December 29, 1996, the
                period from May 3, 1995 through December 31,
                1995, Post-Effective Date; the period from
                January 2, 1995 through  May 2, 1995 and
                fiscal year ended January 1, 1995, Pre-Effective Date. . . F-33
              Consolidated Statements of Cash Flows for
                the fiscal year ended December 29, 1996,
                the period from May 3, 1995 through December 31,
                1995, Post-Effective Date; the period from
                January 2, 1995 through May 2, 1995 and the
                fiscal year ended January 1, 1995, Pre-Effective Date. . . F-34
              Notes to Consolidated Financial Statements . . . . . . . . . F-35



    (a)2 Financial Statement Schedule

         Schedule II -- Busse Broadcasting Corporation: Valuation and
           Qualifying Accounts Information . . . . . . . . . . .  . . . .   S-1

    All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the consolidated financial statements or notes thereto.

    (a)3 Exhibits

2.1 Buy and Sell Agreement dated December 27, 1996 between the Company and Winnebago Color Press, Inc.
3.1 Amended and Restated Certificate of Incorporation of Busse Broadcasting Corporation
3.2*     Amended and Restated By-Laws of Busse Broadcasting Corporation
3.4*     Certificate of Incorporation of KOLN/KGIN, Inc. (then known as WWMT,
         Inc.)
3.5* Certificate of Amendment to the Certificate of Incorporation of KOLN/KGIN, Inc. (then known as WWMT, Inc.)
3.6* Certificate of Amendment to the Certificate of Incorporation of KOLN/KGIN, Inc. (then known as Busse Management, Inc.)
3.7*     By-Laws of KOLN/KGIN, Inc.
3.8*     Certificate of Incorporation of KOLN/KGIN License, Inc.
3.9*     By-Laws of KOLN/KGIN License, Inc.
3.10*    Certificate of Incorporation of WEAU License, Inc.
3.11*    By-Laws of WEAU License, Inc.
4.1* Indenture dated as of October 26, 1995 among Busse Broadcasting Corporation, KOLN/KGIN, Inc., KOLN/KGIN License, Inc. and WEAU License, Inc. and Shawmut Bank Connecticut, National Association, as Trustee, related to the 11 5/8% Senior Secured Notes due 2000 (including form of certificate to be delivered in connection with transfers to institutional accredited investors)
4.2* Exchange and Registration Rights Agreement dated as of October 26, 1995 between Busse Broadcasting Corporation, KOLN/KGIN, Inc., KOLN/KGIN License, Inc. and WEAU License, Inc. and Lazard Freres & Co. LLC
4.3*     Amendment No. 1 to Registration Rights Agreement dated as of
         October 26, 1995 between Busse Broadcasting Corporation and KOLN/KGIN, Inc.
4.4* Escrow Agreement dated as of October 26, 1995 among Busse Broadcasting Corporation, Shawmut Bank Connecticut, National Association, as collateral agent, under the Indenture dated as of October 26, 1995 among the Company, the Guarantors and Shawmut Bank Connecticut, National Association as trustee for the benefit of the Holders of the 11 5/8% Senior Secured Notes due 2000 issued by the Company and guaranteed on a senior secured basis by each of the Subsidiaries of the Company, and Shawmut Bank Connecticut, National Association as escrow agent
4.5* Pledge and Security Agreement dated as of October 26, 1995 by Busse Broadcasting Corporation and each of its Subsidiaries in favor of Shawmut Bank Connecticut, National Association, as collateral agent under the Indenture dated as of October 26, 1995 among the Company, the Guarantors and Shawmut Bank Connecticut, National

         Association as trustee for the benefit of the Holders of the 11 5/8% Senior Secured Notes due 2000 issued by the Company and guaranteed on a senior secured basis by each Guarantor
4.6* Indenture dated as of May 3, 1995 between Busse Broadcasting Corporation and Shawmut Bank, N.A., as Trustee, governing the issuance of $97,021,000 aggregate principal amount of Busse's 7.38% Junior Subordinated Pay-in-Kind Notes due December 31, 2014
4.7*     Representative 7.38% Junior Subordinated Pay-in-Kind Note of Busse
4.8* First Supplemental Indenture to Indenture dated as of May 3, 1995 dated as of October 20, 1995 among Busse Broadcasting Corporation, KOLN/KGIN, Inc. and Shawmut Bank, N.A., as Trustee
4.9* Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filings related to properties in Kearney County, Nebraska, Seward County, Nebraska, Lancaster County, Nebraska, Dunn County, Wisconsin, Pierce County, Wisconsin, and Winnebago County, Wisconsin
10.1* CBS Television Network Affiliation Agreement dated June 15, 1995 between CBS Television Network and Busse Broadcasting Corporation relating to KOLN-TV
10.2* CBS Television Network Affiliation Agreement dated June 15, 1995 between CBS Television Network and Busse Broadcasting Corporation relating to KGIN-TV
10.3 NBC Television Network Affiliation Agreement dated April 8, 1996 between National Broadcasting Company, Inc. and Busse Broadcasting Corporation relating to WEAU-TV
10.4*    License Agreement between KOLN/KGIN, Inc. and KOLN/KGIN License, Inc.
10.5* License Agreement between Busse Broadcasting Corporation and WEAU License, Inc.
10.6*    Amended and Restated Employment Agreement - Lawrence Busse
10.6A Second Amendment to Amended and Restated Employment Agreement - Lawrence Busse
10.7*    Amended and Restated Employment Agreement - James Ryan
10.7A    Amendment No. 1 to Amended and Restated Employment Agreement - James
         Ryan
10.8*    Amended and Restated Employment Agreement - Frank Jonas
10.8A    Amendment No. 1 to Amended and Restated Employment Agreement - Frank
         Jonas
10.9*    Amended and Restated Employment Agreement - Cheryl Weinke
10.9A    Amendment No. 1 to Amended and Restated Employment Agreement - Cheryl
         Weinke
10.10*   Amended and Restated Employment Agreement - Robert Greinert
10.11*   Busse Broadcasting Corporation Long Term Incentive Plan
10.11A   Amendment to Busse Broadcasting Long Term Incentive Plan dated May 31,
         1996
10.12* Long-Term Incentive Agreement between Busse Broadcasting Corporation and Lawrence A. Busse dated as of May 3, 1995
10.13* Long-Term Incentive Agreement between Busse Broadcasting Corporation and James C. Ryan dated as of May 3, 1995
10.14* Long-Term Incentive Agreement between Busse Broadcasting Corporation and Frank Jonas dated May 3, 1995
10.15* Long-Term Incentive Agreement between Busse Broadcasting Corporation and Cheryl Weinke dated May 3, 1995
10.16* Long-Term Incentive Agreement between Busse Broadcasting Corporation and Robert Greinert dated May 3, 1995
21.1*    Subsidiaries of Busse Broadcasting Corporation
21.2*    Subsidiary of KOLN/KGIN, Inc.
27       Financial Data Schedule
___________

* Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-99622 filed on February 6, 1996.

         (b) Reports on Form 8-K.

         Form 8-K dated September 6, 1996 filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing that the controlling stockholders had instructed their financial advisor, Morgan Stanley, to suspend the evaluation of strategic transactions in connection with the possible sale of the Company.

         Form 8-K, dated December 27, 1996, filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing the Company's sale of its Winnebago Color Press operating division to

         Winnebago Color Press, Inc., a company affiliated with Mr. Lawrence A. Busse, the Company's Chairman of the Board and President.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kalamazoo, State of Michigan, on March 28, 1997.


                                       BUSSE BROADCASTING CORPORATION


                                       By:  /s/ Lawrence A. Busse
                                          -------------------------------------
                                            Lawrence A. Busse
                                            CHAIRMAN OF THE BOARD AND PRESIDENT


    Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


         NAME                          TITLE                         DATE
         ----                          -----                         ----


   /s/ Lawrence A. Busse   Chairman of the Board and President  March 28, 1997
-----------------------   (Principal Executive Officer)
Lawrence A. Busse


   /s/ James C. Ryan      Chief Financial Officer               March 28, 1997
------------------------ (Principal Financial Officer
James C. Ryan            and Principal Accounting Officer)


   /s/ W. Don Cornwell    Director                              March 28, 1997
------------------------
W. Don Cornwell


   /s/ Stuart J. Beck     Director                              March 28, 1997
------------------------
Stuart J. Beck


   /s/ Gary E. Hindes     Director                              March 28, 1997
-------------------------
Gary E. Hindes

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Busse Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Busse Broadcasting Corporation (the Company) (Post-Effective Date) as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995. We have also audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Busse Broadcasting Corporation (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995 and for the year ended January 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Busse Broadcasting Corporation (Post-Effective Date) at December 29, 1996 and December 31, 1995 and the consolidated results of its operations and its cash flows for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995 in conformity with generally accepted accounting principles; and the consolidated results of its operations and its cash flows (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995 and for the year ended January 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                               Ernst & Young LLP
Milwaukee Wisconsin
February 26, 1997

                         BUSSE BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                                                             DECEMBER 29,        DECEMBER 31,
                                                                                                 1996                1995
                                                                                             --------------------------------

ASSETS (NOTES 1 AND 3)
Current assets:
  Cash and cash equivalents (NOTE 6)                                                         $  7,989,805       $  38,893,959
  Receivables, net                                                                              3,848,990           4,589,784
  Inventories                                                                                          --             920,000
  Other current assets                                                                            856,200           1,010,734
                                                                                             --------------------------------
Total current assets                                                                           12,694,995          45,414,477

Property, plant and equipment, net                                                             14,327,392          17,877,590
Deferred charges and other assets                                                               2,424,312           2,791,788
Intangible assets and excess reorganization value                                              52,707,124          56,896,391
                                                                                             --------------------------------
Total assets                                                                                  $82,153,823        $122,980,246
                                                                                             --------------------------------
                                                                                             --------------------------------

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (NOTES 1 AND 3)
Current liabilities:
  Accounts payable and accrued expenses                                                      $  3,174,795        $  3,225,767
  Current maturities of long-term debt (NOTE 6)                                                        --          35,214,927
                                                                                             --------------------------------
Total current liabilities                                                                       3,174,795          38,440,694

Long-term debt (NOTE 6)                                                                        60,464,182          77,525,774
Other long-term liabilities                                                                       941,501             476,176

Commitments (NOTE 11)

Stockholders' equity (NOTES 6 AND 10):
  Series A cumulative convertible preferred stock (non-voting) -
    $.01 par value, $1,000 per share liquidation preference;
    65,524.41 shares authorized, issued and outstanding as of
    December 29, 1996; including dividends in arrears of
    $4,633,471                                                                                 21,994,131                  --
  Common stock (voting) - $.01 par value; 2,154,000 shares
    authorized, and 107,700 shares issued and outstanding                                           1,077               1,077
  Additional paid-in capital - common stock                                                     9,185,772           9,185,772
  Accumulated deficit (NOTE 1)                                                                (13,607,635)         (2,649,247)
                                                                                             --------------------------------
Total stockholders' equity                                                                     17,573,345           6,537,602
                                                                                             --------------------------------
Total liabilities and stockholders' equity                                                    $82,153,823        $122,980,246
                                                                                             --------------------------------
                                                                                             --------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BUSSE BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           POST-EFFECTIVE DATE
                                                                                   ------------------------------------------
                                                                                                           FISCAL PERIOD FROM
                                                                                   FISCAL YEAR ENDED      MAY 3, 1995 THROUGH
                                                                                   DECEMBER 29, 1996       DECEMBER 31, 1995
                                                                                   ------------------------------------------

Net revenue from continuing operations                                                  $ 19,274,171              $11,358,095

Operating costs and expenses, excluding depreciation and amortization                      8,407,679                5,151,550
Depreciation                                                                               1,853,863                1,359,448
Amortization of intangibles and excess reorganization value                                3,859,999                2,607,858
                                                                                   ------------------------------------------
Total operating costs and expenses of continuing operations                               14,121,541                9,118,856
Corporate expenses                                                                         1,571,772                  870,072
                                                                                   ------------------------------------------
Income from continuing operations                                                          3,580,858                1,369,167

Other income (expense) from continuing operations:
  Interest expense                                                                        (8,400,340)              (5,794,343)
  Interest income                                                                            287,793                  836,119
  Loss on disposition of assets                                                              (77,982)                  (3,626)
  Other income                                                                                23,922                    4,522
                                                                                   ------------------------------------------
Other expense from continuing operations                                                  (8,166,607)              (4,957,328)
                                                                                   ------------------------------------------
Loss from continuing operations before income taxes                                       (4,585,749)              (3,588,161)

(Provision) benefit for income taxes (NOTE 8)
  Current - Federal                                                                               --               (1,673,929)
  Current - State                                                                                 --                  (41,000)
  Deferred - Federal                                                                              --                2,069,000
  Deferred - State                                                                                --                  517,000
                                                                                   ------------------------------------------
Income taxes benefit                                                                              --                  871,071
                                                                                   ------------------------------------------
  Loss from continuing operations                                                         (4,585,749)              (2,717,090)

Discontinued operations:
  Income from operations net of applicable income tax provision of
    $53,000 for the fiscal period from May 3, 1995 through December 31,
    1995 (NOTE 4)                                                                            220,468                   67,843
  Loss on disposal of operations (NOTE 4)                                                 (1,929,636)                      --
                                                                                   ------------------------------------------
                                                                                          (1,709,168)                  67,843
                                                                                   ------------------------------------------
Net loss                                                                                  (6,294,917)              (2,649,247)

Charges to stockholders' equity for Series A preferred stock
  dividends in arrears                                                                    (4,663,471)                      --
                                                                                   ------------------------------------------
Net loss attributable to common stockholders                                            $(10,958,388)             $(2,649,247)
                                                                                   ------------------------------------------
                                                                                   ------------------------------------------

Per common share:
  Loss from continuing operations                                                       $     (42.58)             $    (25.13)
  Income (loss) from discontinued operations                                                  (15.87)                     .63
  Series A preferred stock dividends in arrears                                               (43.30)                      --
                                                                                   ------------------------------------------
  Net loss                                                                              $    (101.75)             $    (24.50)
                                                                                   ------------------------------------------
                                                                                   ------------------------------------------
Weighted average common shares outstanding                                                   107,700                  108,126
                                                                                   ------------------------------------------
                                                                                   ------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BUSSE BROADCASTING CORPORATION


                                                                                               PRE-EFFECTIVE DATE
                                                                                  -------------------------------------------

                                                                                  FISCAL PERIOD FROM
                                                                                   JANUARY 2, 1995
                                                                                        THROUGH             FISCAL YEAR ENDED
                                                                                      MAY 2, 1995            JANUARY 1, 1995
                                                                                  -------------------------------------------

Net revenue                                                                             $ 14,510,895             $ 44,726,755

Operating costs and expenses, excluding depreciation and amortization                      8,509,977               23,676,369
Depreciation                                                                               1,307,271                4,078,248
Amortization of intangibles and excess reorganization value                                  468,801                1,567,125
                                                                                  -------------------------------------------
Total operating costs and expenses                                                        10,286,049               29,321,742
Corporate expenses                                                                           290,960                  988,658
                                                                                  -------------------------------------------
Income from operations                                                                     3,933,886               14,416,355

Other income (expense):
  Interest expense                                                                        (7,472,473)             (26,929,211)
  Interest income                                                                             85,525                  217,899
  Gain (loss) on disposition of assets                                                         2,133                 (552,954)
  Other income                                                                               144,198                   15,639
                                                                                  -------------------------------------------
Other expense                                                                             (7,240,617)             (27,248,627)
                                                                                  -------------------------------------------
                                                                                          (3,306,731)             (12,832,272)

Reorganization items:
  Gain on restructuring transaction (NOTE 1)                                             103,810,917                       --
  Legal and professional fees                                                             (2,660,510)              (2,148,588)
                                                                                  -------------------------------------------
Income (loss) before income taxes and extraordinary item                                  97,843,676              (14,980,860)

(Provision) benefit for income taxes (NOTE 8)
  Current - State                                                                           (100,000)                (194,000)
  Deferred-Benefit                                                                         2,318,000                1,150,000
                                                                                  -------------------------------------------
                                                                                           2,218,000                  956,000
                                                                                  -------------------------------------------

Income (loss) before extraordinary item                                                  100,061,676              (14,024,860)

Extraordinary item
  Debt forgiveness related to restructuring transactions (NOTE 1)                         46,479,605                       --
                                                                                  -------------------------------------------
Net income (loss)                                                                        146,541,281              (14,024,860)

Charges to stockholders' equity for Series A preferred stock
  dividends in arrears                                                                            --                 (450,000)
                                                                                  -------------------------------------------
Net income (loss) attributable to common stockholders                                   $146,541,281             $(14,474,860)
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------

Per common share:
  Income (loss) before extraordinary item                                               $     990.71             $    (138.86)
  Extraordinary item                                                                          460.19                       --
  Series A preferred stock dividends in arrears                                                   --                    (4.46)
                                                                                  -------------------------------------------
  Net income (loss)                                                                     $   1,450.90             $    (143.32)
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------
Weighted average common shares outstanding                                                   101,000                  101,000
                                                                                  -------------------------------------------
                                                                                  -------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BUSSE BROADCASTING CORPORATION

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)


                                                                                PREFERRED STOCK
                                                         --------------------------------------------------------------------
                                                         PRE-EFFECTIVE                        POST-EFFECTIVE
                                                          DATE SHARES        AMOUNT             DATE SHARES          AMOUNT
                                                         --------------------------------------------------------------------

Balance January 2, 1994                                        30          $5,859,000                  --         $        --

Net loss                                                       --                  --                  --                  --
Provisions for dividends in arrears                            --             450,000                  --                  --
                                                         --------------------------------------------------------------------
Balance January 1, 1995                                        30           6,309,000                  --                  --

Net income for the period from January 2,
  1995 through May 2, 1995                                     --                  --                  --                  --

Transactions pursuant to Plan of
  Reorganizations:
    Cancellation of pre-effective date
      preferred stock                                         (30)         (6,309,000)                 --                  --
    Cancellation of pre-effective date
      common stock                                             --                  --                  --                  --
    Issuance of post-effective date
      common stock and adoption of
      fresh start reporting                                    --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance May 3, 1995                                            --                  --                  --                  --

Net loss for the period from May 3, 1995
  through December 31, 1995                                    --                  --                  --                  --
Purchase and cancellation of Company's
  stock                                                        --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance December 31, 1995                                      --                  --                  --                  --

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                               --                  --           65,524.41          17,330,660
Net loss                                                       --                  --                  --                  --
Provisions for dividends in arrears                            --                  --                  --           4,663,471
                                                         --------------------------------------------------------------------
Balance December 29, 1996                                      --         $        --           65,524.41         $21,994,131
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


                                                                                   COMMON STOCK
                                                         --------------------------------------------------------------------
                                                               PRE-EFFECTIVE DATE
                                                                    SHARES                                         ADDITIONAL
                                                         ----------------------------                                PAID-IN
                                                            CLASS A          CLASS B              AMOUNT             CAPITAL
                                                         --------------------------------------------------------------------

Balance January 2, 1994                                     1,000             100,000              $1,010          $1,008,990

Net loss                                                       --                  --                  --                  --
Provisions for dividends in arrears                            --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance January 1, 1995                                     1,000             100,000               1,010           1,008,990

Net income for the period from January 2,
  1995 through May 2, 1995                                     --                  --                  --                  --

Transactions pursuant to Plan of
  Reorganizations:
    Cancellation of pre-effective date
      preferred stock                                          --                  --                  --                  --
    Cancellation of pre-effective date
      common stock                                         (1,000)           (100,000)             (1,010)         (1,008,990)
    Issuance of post-effective date
      common stock and adoption of
      fresh start reporting                                    --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance May 3, 1995                                            --                  --                  --                  --

Net loss for the period from May 3, 1995
  through December 31, 1995                                    --                  --                  --                  --
Purchase and cancellation of Company's
  stock                                                        --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance December 31, 1995                                      --                  --                  --                  --

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                               --                  --                  --                  --
Net loss                                                       --                  --                  --                  --
Provisions for dividends in arrears                            --                  --                  --                  --
                                                         --------------------------------------------------------------------
Balance December 29, 1996                                      --                  --              $   --          $       --
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


                                                                            COMMON STOCK
                                                      ----------------------------------------------------
                                                         POST-                                 ADDITIONAL
                                                       EFFECTIVE                                 PAID-IN
                                                      DATE SHARES              AMOUNT            CAPITAL
                                                      ----------------------------------------------------

Balance January 2, 1994                                        --              $   --          $       --

Net loss                                                       --                  --                  --
Provisions for dividends in arrears                            --                  --                  --
                                                      ----------------------------------------------------
Balance January 1, 1995                                        --                  --                  --

Net income for the period from January 2,
  1995 through May 2, 1995                                     --                  --                  --

Transactions pursuant to Plan of
  Reorganizations:
    Cancellation of pre-effective date
      preferred stock                                          --                  --                  --
    Cancellation of pre-effective date
      common stock                                             --                  --                  --
    Issuance of post-effective date
      common stock and adoption of
      fresh start reporting                               110,000               1,100           9,201,800
                                                      ----------------------------------------------------
Balance May 3, 1995                                       110,000               1,100           9,201,800

Net loss for the period from May 3, 1995
  through December 31, 1995                                    --                  --                  --
Purchase and cancellation of Company's
  stock                                                    (2,300)                (23)            (16,028)
                                                      ----------------------------------------------------
Balance December 31, 1995                                 107,700               1,077           9,185,772

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                               --                  --                  --
Net loss                                                       --                  --                  --
Provisions for dividends in arrears                            --                  --                  --
                                                      ----------------------------------------------------
Balance December 29, 1996                                 107,700              $1,077          $9,185,772
                                                      ----------------------------------------------------
                                                      ----------------------------------------------------


                                                                                       TOTAL
                                                                                   STOCKHOLDERS'
                                                           ACCUMULATED                EQUITY
                                                             DEFICIT                 (DEFICIT)
                                                         ---------------------------------------

Balance January 2, 1994                                  $(130,182,521)           $(129,172,521)

Net loss                                                   (14,024,860)             (14,024,860)
Provisions for dividends in arrears                           (450,000)                (450,000)
                                                         --------------------------------------
Balance January 1, 1995                                   (144,657,381)            (143,647,381)

Net income for the period from January 2,
  1995 through May 2, 1995                                 146,541,281              146,541,281

Transactions pursuant to Plan of
  Reorganizations:
    Cancellation of pre-effective date
      preferred stock                                        6,309,000                6,309,000
    Cancellation of pre-effective date
      common stock                                           1,010,000                       --
    Issuance of post-effective date
      common stock and adoption of
      fresh start reporting                                 (9,202,900)                      --
Balance May 3, 1995                                                 --                9,202,900
                                                        ---------------------------------------
Net loss for the period from May 3, 1995
  through December 31, 1995                                 (2,649,247)              (2,649,247)
Purchase and cancellation of Company's
  stock                                                             --                  (16,051)
                                                         --------------------------------------
Balance December 31, 1995                                   (2,649,247)               6,537,602

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                                    --               17,330,660
Net loss                                                    (6,294,917)              (6,294,917)
Provisions for dividends in arrears                         (4,663,471)                      --
                                                         --------------------------------------
Balance December 29, 1996                                $ (13,607,635)           $  17,573,345
                                                         --------------------------------------
                                                         --------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BUSSE BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                            $ (6,294,917)   $  (2,649,247)     $146,541,281     $(14,024,860)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                 5,996,936        4,123,242         1,776,072        5,645,373
  Loss on sale of discontinued operations                       1,929,636               --                --               --
  Noncash interest expense                                        445,712        3,104,661         6,743,397       24,254,657
  Amortization of deferred financing costs                        611,433           88,043                --          254,962
  Program payments (over) under program amortization              (16,891)         (15,582)           20,063         (155,521)
  Loss (gain) on disposition of property, plant and
   equipment                                                       92,498           49,067            (2,133)         552,954
  Deferred compensation expense                                   346,260          244,193                --               --
  Pension expense (income)                                        129,507         (229,964)           79,926          (88,965)
  Deferred income tax benefit (NOTE 8)                                 --       (2,600,000)       (2,318,000)      (1,150,000)
  Reorganization items:
    Gain on restructuring transactions (NOTE 1)                        --               --      (103,810,917)              --
    Debt forgiveness relating to restructuring
     transactions (NOTE 1)                                             --               --       (46,479,605)              --

  Change in current assets and liabilities:
    Receivables                                                  (299,044)        (515,122)          596,984       (1,036,745)
    Inventories and other current assets                          522,037           62,914           185,403         (229,010)
    Accounts payable and accrued expenses                         384,374        1,476,721          (378,690)          52,574
    Income taxes payable                                          (30,817)          58,817                --           16,000
                                                             ----------------------------------------------------------------
Net cash provided by operating activities                       3,816,724        3,197,743         2,953,781       14,091,419

INVESTING ACTIVITIES:
  Proceeds from sale of television station, net                        --       98,979,532                --               --
  Capital expenditures                                         (1,983,417)        (656,772)         (497,728)      (1,725,088)
  Proceeds from disposition of assets                              64,432           35,459             4,089           30,289
  Increase (decrease) in other assets                             (24,298)         (34,364)              295            4,872
  Increase in intangibles                                              --         (297,636)               --               --
  Cash proceeds from sale of Winnebago Color Press
   net of expenses and cash sold ($285,101) (NOTE 4)            2,854,277               --                --               --
                                                             ----------------------------------------------------------------
Net cash provided by (used in) investing activities               910,994       98,026,219          (493,344)      (1,689,927)

FINANCING ACTIVITIES:
  Purchase and cancellation of Company's stock                         --          (16,051)               --               --
  Payments on indebtedness                                    (35,391,571)    (121,658,147)       (4,641,023)     (10,666,874)
  Proceeds from issuance of Senior Secured Notes                       --       60,000,909                --               --
  Payment of deferred financing costs                            (240,301)      (2,811,539)               --               --
                                                             ----------------------------------------------------------------
Net cash used in financing activities                         (35,631,872)     (64,484,828)       (4,641,023)     (10,666,874)
                                                             ----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (30,904,154)      36,739,134        (2,180,586)       1,734,618
Cash and cash equivalents at beginning of period               38,893,959        2,154,825         4,335,411        2,600,793
                                                             ----------------------------------------------------------------
Cash and cash equivalents at end of period                   $  7,989,805    $  38,893,959      $  2,154,825     $  4,335,411
                                                             ----------------------------------------------------------------
                                                             ----------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Interest paid during the period                            $  7,303,035    $   1,313,943      $    742,020     $  2,420,259
                                                             ----------------------------------------------------------------
                                                             ----------------------------------------------------------------
  Income taxes paid during the period                        $         --    $   1,723,112      $    100,000     $    182,734
                                                             ----------------------------------------------------------------
                                                             ----------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BUSSE BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1996


1. BASIS OF PRESENTATION

The consolidated financial statements include Busse Broadcasting Corporation and its wholly owned subsidiaries (collectively BBC or the Company) engaged in the following businesses:

     TELEVISION:
       KOLN/KGIN-TV      CBS Affiliate       Lincoln/Grand Island, Nebraska
       WEAU-TV           NBC Affiliate       Eau Claire/La Crosse, Wisconsin

       WWMT-TV           CBS Affiliate       Kalamazoo/Grand Rapids, Michigan
                                             (Sold June 1, 1995)

     PRINTING:
       Winnebago Color Press                 Menasha, Wisconsin
                                             (Sold December 27, 1996)

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

                         BUSSE BROADCASTING CORPORATION

1. BASIS OF PRESENTATION (CONTINUED)

     Holders of the Zero Coupon Senior Notes also received, on a pro-rata basis, 100% of the new common stock of the restructured Company. As a result of the Plan, on May 3, 1995, 98% of the new common stock was held by a group of affiliated investment funds (the "South Street Investment Funds"). On June 16, 1995, the Company purchased and retired the 2,300 shares of common stock not controlled by the South Street Investment Funds;

     Holders of the Promissory Note and general unsecured claims were not impaired by the Plan and all rights and claims under the Preferred Stock, Class A and Class B Common Stock and a certain Rights Agreement were extinguished;

     The appointment of new Board of Directors comprised of three directors, two of which are executive officers of Granite Broadcasting Corporation (see
     Note 5); (on October 15, 1996, by unanimous written consent of the then serving directors, the Board of Directors of the Company was expanded from three to four directors); and

     The retention of certain executive officers of the Company under multi-year employment and incentive agreements including a long term incentive plan which provides, under certain circumstances, for aggregate payments of $1.1 million (see Note 7).

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

                         BUSSE BROADCASTING CORPORATION

1. BASIS OF PRESENTATION (CONTINUED)

The reorganization value of the Company as of the Effective Date was based, in part, on the valuation information supplied to the bankruptcy court and, as discussed below and in Note 5, the net cash proceeds the Company expected to receive in conjunction with the sale of WWMT-TV. The reorganization value was allocated based on appraisals which were performed by independent, third-party appraisers and were based on traditional valuation methods used in the appraisal industry.

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

                         BUSSE BROADCASTING CORPORATION

1. BASIS OF PRESENTATION (CONTINUED)

The adjustments to adopt Fresh Start Accounting resulted in a total gain on restructuring transactions of $150,290,522 in the accompanying consolidated statement of operations for the period from January 2, 1995 through May 2, 1995. The components of this gain are as follows:

Adjustments to assets and liabilities to reflect
 adoption of Fresh Start Accounting                               $103,810,917

Debt forgiveness related to restructuring transactions
 (classified as an extraordinary item in the accompanying
 consolidated statement of operations)                              46,479,605
                                                                   -----------
Total gain on restructuring transactions                          $150,290,522
                                                                   -----------
                                                                   -----------

Pursuant to the Plan, the Company did not accrue approximately $1.8 million of interest on certain of its Pre-Effective Date indebtedness for the period March 9, 1995 through the Effective Date.

In applying Fresh Start Accounting, the Company accounted for its interest in WWMT-TV (sold June 1, 1995) as an investment held for sale pursuant to the guidance of EITF Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold". As discussed more fully in Note 5, the Company valued the investment in WWMT-TV based on the expected sales proceeds, net of selling costs, the incremental cash generated during the holding period and interest charges relating to the debt to be retired with the net sale proceeds. The results of operations for WWMT-TV and the incremental interest on the debt to be retired with the net sale proceeds are not reflected in the accompanying Post-Effective Date consolidated statement of operations but rather were estimated in the original investment in WWMT-TV on the Effective Date.

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the fiscal year ended December 29, 1996 and for the fiscal period from May 3, 1995 through December 31, 1995 are not comparable to any of the Company's fiscal periods ended on or prior to May 2, 1995 and accordingly, Pre-Effective Date and Post-Effective Date financial statements and disclosures are presented on separate pages or are separated by a vertical line.

                         BUSSE BROADCASTING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories of paper and ink on hand at December 31, 1995 were valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market.

TELEVISION PROGRAM CONTRACT RIGHTS

The rights to broadcast non-network programs are stated at cost less accumulated amortization. These costs are amortized based upon the usage of the programs under methods which generally result in straight-line amortization. The cost of program rights expected to be used within one year is classified as a current asset.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is generally calculated on the straight-line method based on the following useful lives:

                                                POST-EFFECTIVE  PRE-EFFECTIVE
                                                -----------------------------
                                                     YEARS          YEARS
                                                -----------------------------

Leasehold and land improvements                       5-20           5-10
Buildings                                               20             30
Machinery and equipment                               1-20          10-20
Vehicles                                               1-3            3-7

                         BUSSE BROADCASTING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred with the issuance of debt securities and are being amortized over the respective lives of the debt issues utilizing the weighted average debt outstanding method. Accumulated amortization at December 29, 1996 and December 31, 1995 was $699,476 and $88,043,
respectively.

INTANGIBLE ASSETS AND EXCESS REORGANIZATION VALUE

On the Effective Date the amounts allocated to intangible assets and excess reorganization value represent the excess of the reorganization value over the amounts allocated to the net tangible and all other intangible assets as of the Effective Date. These amounts are being amortized on a straight-line basis over 15 years. Accumulated amortization at December 29, 1996 and December 31, 1995 was $6,467,857 and $2,607,858, respectively.

Prior to the Effective Date, goodwill and amounts allocated to FCC licenses and network contracts were amortized on a straight-line basis over forty years. The cost of other intangible assets with determinable economic lives was charged to operations based on their respective economic lives, under methods that generally resulted in accelerated amortization.

The Company records impairment losses on long-lived assets used in operations, including excess reorganization value, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                         BUSSE BROADCASTING CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed as incurred and totaled $222,780, $489,243 and $576,543 for fiscal 1996, 1995 and 1994, respectively.

REPORTING PERIOD

The Company's fiscal year is the 52/53 week period ending on the Sunday nearest December 31.

RECLASSIFICATIONS

Certain amounts in the prior fiscal years' financial statements have been reclassified to conform with the current fiscal period's financial statements.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION

The composition of certain balance sheet information follows:

                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996            1995
                                                 ---------------------------

Receivables:
  Trade                                          $3,786,502     $4,364,894
  Other                                             123,388        435,370
                                                 ---------------------------
                                                  3,909,890      4,800,264
Less allowance for doubtful accounts                (60,900)      (210,480)
                                                 ---------------------------
                                                 $3,848,990     $4,589,784
                                                 ---------------------------
                                                 ---------------------------

                         BUSSE BROADCASTING CORPORATION

3. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)


                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996            1995
                                               -----------------------------

Inventories:
  Paper and ink                                $         --   $    676,400
  Work in process                                        --        160,300
  Other                                                  --         83,300
                                               ---------------------------
                                               $         --   $    920,000
                                               ---------------------------
                                               ---------------------------

Other current assets:
  Program contract rights                      $    675,719   $    683,519
  Prepaid expenses and other                        180,481        327,215
                                               ---------------------------
                                               $    856,200   $  1,010,734
                                               ---------------------------
                                               ---------------------------

Property, plant and equipment:
  Land, land improvements, buildings and
   improvements                                $  2,666,744   $  3,541,763
  Machinery and equipment                        13,285,024     14,624,869
  Office equipment                                  854,225        813,856
  Vehicles                                          443,995        392,296
  Construction in progress                          175,931             --
                                               ---------------------------
                                                 17,425,919   $ 19,372,784
Accumulated depreciation                         (3,098,527)    (1,495,194)
                                               ---------------------------
                                               $ 14,327,392   $ 17,877,590
                                               ---------------------------
                                               ---------------------------

Deferred charges and other assets:
  Deferred financing costs                     $  2,352,364   $  2,723,496
  Other                                              71,948         68,292
                                               ---------------------------
                                               $  2,424,312   $  2,791,788
                                               ---------------------------
                                               ---------------------------

                         BUSSE BROADCASTING CORPORATION

3. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)

                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996            1995
                                                 ---------------------------

Accounts payable and accrued expenses:
  Accounts payable                               $  318,639   $    416,702
  Program contracts payable--current                569,747        604,638
  Accrued interest                                1,514,326      1,313,239
  Other accrued expenses                            772,083        891,188
                                                 -------------------------
                                                 $3,174,795   $  3,225,767
                                                 -------------------------
                                                 -------------------------

Other long-term liabilities:
  Program contracts payable--noncurrent          $       --   $     10,442
  Accrued pension plan obligations                  351,048        221,541
  Accrued long term incentive plan obligations      590,453        244,193
                                                 -------------------------
                                                 $  941,501   $    476,176
                                                 -------------------------
                                                 -------------------------

                         BUSSE BROADCASTING CORPORATION

4. DISCONTINUED OPERATIONS--SALE OF WINNEBAGO COLOR PRESS

On December 27, 1996, the Company sold substantially all of the assets of its Winnebago Color Press ("Winnebago") division to Winnebago Color Press, Inc., an entity owned in part by Mr. Lawrence A. Busse, the Chairman and Chief Executive Officer of BBC for $3,327,856 in cash plus the assumption of certain liabilities totaling $369,638 and, after payment of certain selling costs, retained net proceeds of $3,242,235 (approximately $3,207,000 after payment of $35,000 of certain obligations under the Company's Long Term Incentive Plan, see Note 7). The Company received $102,857 of the sale proceeds in February 1997; such amount was recorded as a receivable as of December 29, 1996. The Company's utilization of such net proceeds is restricted under the terms of a certain indenture relating to the Company's 11 5/8% Senior Secured Notes due October 15, 2000 (see
Note 6). As part of the transaction the Company received an opinion from an investment banking firm that the transaction was fair to the Company and its stockholders. Winnebago was the Company's only operation within the printing segment and accordingly, because of the sale, this segment has been presented as a discontinued operation. The loss on the transaction of $1,929,636 is classified as a loss on disposal of discontinued operations in the accompanying consolidated statements of operations for the year ended December 29, 1996 and the operations of Winnebago for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995 are classified as income from discontinued operations. The net revenues of Winnebago included in the consolidated statements of operations were $6,896,484 and $4,312,605 for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995, respectively.

Corporate expenses and interest expense, net of interest income, have been allocated to income from discontinued operations only if such expenses are directly attributable to Winnebago. For the year ended December 29, 1996 and for the period from May 3, 1995 through December 31, 1995 the corporate expenses allocated to income from discontinued operations were $27,233 and $7,767, respectively, and $12,711 and $3,611, respectively, for interest expense net of interest income.

                         BUSSE BROADCASTING CORPORATION

5. SALE OF WWMT-TV

On February 1, 1995, the Company formed a wholly-owned subsidiary, WWMT, Inc. [renamed Busse Management Inc. ("BMI") on May 3, 1995 and further renamed KOLN/KGIN, Inc. on October 20, 1995 (see Note 9)], and subsequently contributed substantially all of the assets and current liabilities of television station WWMT-TV, Kalamazoo, Michigan, to the subsidiary. On February 20, 1995, the Company and WWMT, Inc. entered into an agreement with Granite Broadcasting Corporation ("Granite") to sell substantially all of the assets of WWMT for $95,000,000 plus the net working capital as defined therein and Granite's assumption of certain liabilities. The sale was completed as of the opening of business on June 1, 1995. Gross proceeds, approximating $99,400,000 from the sale were used, in part, to repay the outstanding Credit Agreement ($10,400,000) and purchase or redeem (at 100% of aggregate principal value plus accrued interest) certain Senior PIK Notes ($84,437,000 aggregate principal value), Junior PIK Notes ($1,180,000 aggregate principal value) and 2,300 shares of common stock ($16,051 purchase price).

In applying Fresh Start Accounting the Company accounted for its interest in WWMT-TV as an investment held for sale pursuant to the guidance of EITF Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold". The Company valued the investment in WWMT-TV based on the expected sales proceeds, net of selling costs, the incremental cash to be generated during the holding period and interest charges relating to the debt to be retired with the net sale proceeds as follows:

Expected gross cash proceeds from the sale of WWMT-TV              $99,420,357
Plus cash generated from operations from May 3, 1995
 through May 31, 1995                                                  498,637
Less expenses incurred to sell WWMT-TV                                (316,969)
Less interest on the debt to be retired                               (622,493)
                                                                   -----------
Net investment in WWMT-TV as of May 3, 1995                        $98,979,532
                                                                   -----------
                                                                   -----------

Two of the four members of the board of directors of the Company are executive officers of Granite. An individual affiliated with the South Street Investment Funds is one of the nine members of the board of directors of Granite and holds equity interests in Granite (see Note 1).

                         BUSSE BROADCASTING CORPORATION

6. DEBT

Debt is summarized as follows:

                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996            1995
                                                --------------------------

(a)  Senior Secured Notes, net of
     unamortized original issue discount of
     $2,062,818 and $2,454,185 at
     December 29, 1996 and December 31,
     1995, respectively                         $60,464,182  $  60,072,815
(b)  7.38% Junior Subordinated Pay-in-Kind
     Notes including Junior Secondary
     Securities                                          --     41,960,647
(c)  17% Discounted Junior Subordinated
     Pay-in-Kind Notes                                   --     10,462,108
(d)  Promissory Note                                     --        245,131
                                                --------------------------
Total debt                                       60,464,182    112,740,701
Less current maturities                                  --     35,214,927
                                                --------------------------
Long term debt                                  $60,464,182  $  77,525,774
                                                --------------------------
                                                --------------------------

(a)  Senior Secured Notes

On October 26, 1995 the Company issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof and received net proceeds of $58,125,099 after payment of underwriting discounts and commissions of $1,875,810.

A portion of the net proceeds from the issuance of the Senior Notes were used by the Company on October 26, 1995 to redeem all of the outstanding 7.38% Secured Senior Subordinated Pay-in-Kind Notes, at 100% of the principal amount thereof plus accrued and unpaid interest thereon, for an aggregate cost of $26,469,445. The remaining net proceeds of $31,655,654 were deposited in an Escrow Account maintained by the trustee of the Senior Notes and used by the Company on January 12, 1996 to effect, together with cash of approximately $3,193,409 and the interest earned on the funds deposited in the Escrow Account, the Junior Subordinated Note Redemption, without penalty or premium, at 100% of the principal amount of the Junior Subordinated Notes to be redeemed for cash, plus accrued interest thereon to the date of redemption, at a cost of $35,241,061. The outstanding principal amount of the Junior Subordinated Notes immediately prior to the Junior Subordinated Note Redemption was $100,765,475. The balance of the Junior Subordinated Notes not redeemed for cash in the Junior Subordinated Note Redemption was redeemed for 65,524.4135 shares of the Company's Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes.

                         BUSSE BROADCASTING CORPORATION

6. DEBT (CONTINUED)

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

The indenture relating to the Senior Notes (the "Indenture") requires that the net proceeds, as defined by the Indenture and which are net of the payment made under the long-term incentive plan, from the sale of Winnebago ($3,207,000) be utilized to (i) offer to redeem Senior Notes at 100% of their accreted value on the date of redemption, plus accrued interest, or (ii) to make investments in or acquire properties and assets directly related to television and/or radio broadcasting as specified in the Indenture. In accordance with the Indenture, on February 12, 1997 the Company commenced an offer to purchase up to $3,207,000 of aggregate principal amount of Senior Notes with the net proceeds of the sale of Winnebago. The Company's offer to purchase expired, by its terms, on March 14, 1997 with no Senior Notes having been tendered by their respective holders and consequently, no Senior Notes were purchased by the Company. Under the terms of the Indenture, the Company may only utilize the $3,207,000 to make investments in or acquire properties and assets directly related to television and/or radio broadcasting.

                         BUSSE BROADCASTING CORPORATION

6. DEBT (CONTINUED)

The Indenture contains various convenants and restrictions on the Company and its subsidiaries including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries.

The Indenture does not restrict the ability of a subsidiary to pay dividends or make loans or advances to the Company.

It was not practicable to estimate the fair value of the Company's long-term debt securities because of a lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

(b)  7.38% Junior Subordinated Pay-in-Kind Notes ("Junior PIK Notes") and

(c) 17% Discounted Junior Subordinated Pay-in-Kind Notes ("Discounted Junior PIK Notes")

On May 3, 1995 the Company issued $97,021,000 of 7.38% Junior Subordinated Pay-in-Kind Notes due December 31, 2014.

As discussed in Note 1, $41,180,000 in aggregate principal amount of Junior PIK Notes were recorded under Fresh Start Accounting at 100% of aggregate principal amount as these notes have been or were reasonably expected to be repaid in the near future. The remaining $55,841,000 in aggregate principal amount of Junior PIK Notes were recorded under Fresh Start Accounting at a discounted present value using a 17% discount rate which was indicative of market interest rates for similar securities at the Effective Date. These Discounted Junior PIK Notes were initially recorded at $9,390,000 and accrued interest at 17% for financial statement reporting purposes.

As discussed in (a) Senior Secured Notes, all of the Junior Subordinated Pay-in-Kind notes were redeemed in cash or Series A Preferred Stock (see Note 10) on January 12, 1996. As of December 31, 1995 $35,078,553 of the Junior Subordinated Pay-in-Kind notes were reflected as a current liability in the accompanying consolidated balance sheet.

                         BUSSE BROADCASTING CORPORATION

6. DEBT (CONTINUED)

(d) Promissory Note

On October 6, 1992, the Company issued a $672,000 promissory note (the Note) to finance the acquisition of a 5-color press and accessory equipment. The outstanding principal balance of the Note, plus accrued interest, was paid in full in November 1996 without penalty or premium.

7. EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering approximately 132 full-time employees. The benefits are based on length of service, age and the employee's compensation. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The components of pension cost were as follows:

                                                1996        1995        1994
                                            ----------------------------------

Service cost--benefit earned during period   $ 134,377   $ 204,706   $ 249,856
Interest cost on projected benefit
 obligation                                    154,256     180,362     165,655
Actual return on plan assets                  (183,951)   (227,067)   (116,757)
Net amortization and deferral                   24,825      19,824     (58,977)
                                            ----------------------------------
Net periodic pension cost                    $ 129,507   $ 177,825   $ 239,777
                                            ----------------------------------
                                            ----------------------------------

                         BUSSE BROADCASTING CORPORATION

7. EMPLOYEE BENEFIT PLANS  (CONTINUED)

Assumptions used in the accounting for the defined benefit plan were:

                                                      1996      1995      1994
                                                 ------------------------------
Weighted average discount rates                       7.25%     7.25%     8.25%
Rates of increase in compensation levels               5.0%      5.0%      6.5%
Expected long-term rate of return on assets            8.0%      8.0%      8.0%

The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet:

                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996            1995
                                                 --------------------------

Actuarial present value of benefit obligations:
  Vested benefit obligation                      $2,149,278     $1,821,290
                                                 --------------------------
                                                 --------------------------
  Accumulated benefit obligation                  2,175,809     $1,920,204
                                                 --------------------------
                                                 --------------------------
  Projected benefit obligation                    2,356,168      2,254,315
Plan assets at fair value, primarily group
 annuity contracts and U.S. corporate stocks
 and bonds                                        2,103,190      2,032,611
                                                 --------------------------
Projected benefit obligation in excess of
 plan assets                                        252,978        221,704
Unrecognized gain                                   (15,561)      (121,911)
Unrecognized prior service cost                     113,631        121,748
                                                 --------------------------
Net pension liability recognized in the
 consolidated balance sheets                     $  351,048     $  221,541
                                                 --------------------------
                                                 --------------------------

Effective June 1, 1995 the Company curtailed the portion of the defined benefit pension plan related to the WWMT-TV employees and recognized an associated gain of $327,866 at that time.

The Company has 401(k) plans available to substantially all employees with at least 1,000 hours of service annually. The Company matches 50% of the first 2% of the employee contributions. Total plan expense was $71,673, $31,247, $57,718 and $126,369 for fiscal 1996, the period from May 3, 1995 through December 31, 1995, for the period from January 2, 1995 through May 2, 1995, and fiscal 1994 respectively.

                         BUSSE BROADCASTING CORPORATION

7. EMPLOYEE BENEFIT PLANS  (CONTINUED)

LONG TERM INCENTIVE PLAN

The Company maintains a Long Term Incentive Plan (the "LTIP") for certain key executives (the "Participants"). The aggregate maximum amount which the Company may become obligated to pay under the LTIP is $1,100,000 and each Participants' allocated share of such amount is referred to as the "Maximum Amount". Participants vest ratably over thirty-six months beginning May 3, 1995 (the "Vested Amount"), and, subject only to continuous employment, the Maximum Amount is due and payable May 3, 1998. In the event of a Participant's death or disability the Participant will be entitled to payment of the Vested Amount as of such date. In certain instances involving changes in control of the Company or significant asset sales, a Participant may be entitled to the Maximum Amount. In conjunction with the sale of Winnebago one Participant was paid their Maximum Amount of $35,000. In the event of a Participant's termination of employment without "cause" or by such Participant for "good reason" (as defined therein) the Participant may be entitled to the discounted present value of the Maximum Amount according to a formula defined in the LTIP. If a Participant's employment with the Company terminates for "cause" (as defined therein), the Company's obligations with respect to that Participant terminate and no payments will be made to the Participant.

The Company is not required to fund or otherwise segregate assets to be used to pay benefits under the LTIP. Under the LTIP the Company is precluded, with certain permitted exceptions, from paying cash dividends and entering into transactions with Affiliates (as defined therein) other than on fair and reasonable terms.

For fiscal 1996 and the fiscal period from May 3, 1995 through December 31, 1995, the Company expensed $381,260 and $244,193, respectively, relating to the LTIP based on a 3 year straight line amortization.

                         BUSSE BROADCASTING CORPORATION

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996           1995
                                               ----------------------------

Deferred tax liabilities:
  Property, plant and equipment basis
   differences                                 $  3,569,000    $ 4,208,000
  Debt basis difference                                  --     18,852,000
                                               ---------------------------
                                                  3,569,000     23,060,000
Deferred tax assets:
  Federal net operating loss carryforwards       20,706,000     19,790,000
  State net operating loss carryforwards          2,747,000      1,935,000
  Alternative minimum tax credit                  1,615,000      1,615,000
  Other                                              47,000        124,000
                                               ---------------------------
                                                 25,115,000     23,464,000
Valuation allowances                            (21,546,000)      (404,000)
                                               ---------------------------
                                                  3,569,000     23,060,000
                                               ---------------------------
                                               $         --    $        --
                                               ---------------------------
                                               ---------------------------

The debt basis difference at December 31, 1995 was eliminated during 1996 upon the exchange of the Company's Junior Subordinated Notes for the Company's Series A Preferred Stock (see Note 6). Due to past and current operating losses, a valuation allowance has been recognized to offset the Company's net deferred tax assets.

                         BUSSE BROADCASTING CORPORATION

8. INCOME TAXES (CONTINUED)

The benefit (provision) for income taxes from continuing operations is different from the amount computed by applying the U.S. statutory rate due to the following items:


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

Benefit (provision), from continuing operations and
 including extraordinary item, at federal statutory rate     $  1,559,000     $  1,220,000      $(49,070,000)     $ 5,093,000
State taxes                                                            --          341,000        (1,358,000)         288,000
Change in valuation allowance                                          --          136,000        40,854,000       (4,001,000)
Unused current net operating loss                                 (71,000)              --                --               --
Gain on restructuring transactions and related items                   --               --        11,762,000               --
Non-deductible amortization of intangible assets and
  excess reorganization values and other items                 (1,488,000)        (825,929)           30,000         (424,000)
                                                             ------------------------------------------------------------------
                                                             $         --     $    871,071      $  2,218,000       $  956,000
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------


The deferred (provision) benefit from continuing operations consists of the following:


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

Deferred tax benefits of temporary differences other
 than operating loss carryforwards                           $ 19,414,000    $  30,220,000      $(39,562,000)    $  1,998,000
Benefits (use) of operating loss carryforwards                  1,728,000      (27,770,000)        1,026,000        3,153,000
Change in valuation allowance                                 (21,142,000)         136,000        40,854,000       (4,001,000)
                                                             ------------------------------------------------------------------
                                                             $         --    $   2,586,000      $  2,318,000     $  1,150,000
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------


                         BUSSE BROADCASTING CORPORATION

8. INCOME TAXES (CONTINUED)

As of December 29, 1996 the Company had approximately $60.8 million of federal net operating loss carryforwards ("NOL's") which begin to expire in 2005. As a result of the Plan (see Note 1) the Company elected treatment under Section 382
(1) (5) of the Internal Revenue Code, as amended. This treatment will allow the restructured Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

9. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS

The Senior Notes are fully and unconditionally guaranteed, on a joint and several and senior secured basis, by all of the Company's direct and indirect subsidiaries, each of which is wholly-owned. To facilitate the collateral arrangements required by the Senior Notes the Company effected the following transactions on October 20, 1995:

1. The Federal Communication Commission ("FCC") licenses relating to the operation of WEAU-TV were conveyed to a wholly-owned subsidiary, WEAU License, Inc., in exchange for a $4,880,000 note payable to Busse Broadcasting Corporation and 100% of the stock of the subsidiary;

2. The assets and liabilities relating to the operation of KOLN/KGIN-TV were conveyed to a wholly-owned subsidiary, KOLN/KGIN, Inc. (formerly known as Busse Management, Inc. which was formerly known as WWMT, Inc.); and


3. KOLN/KGIN, Inc. conveyed the FCC licenses relating to the operation of KOLN/KGIN-TV to its wholly-owned subsidiary KOLN/KGIN License, Inc. in exchange for all of the capital stock of the subsidiary.

                         BUSSE BROADCASTING CORPORATION

9. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS (CONTINUED)

The following tables present summarized combined balance sheet and operating statement information for (i) KOLN/KGIN, Inc. (ii) KOLN/KGIN License, Inc. and
(iii) WEAU License, Inc., or the respective prior operations as a division of the Company. Separate financial statements of KOLN/KGIN, Inc. immediately follow these notes to consolidated financial statements of Busse Broadcasting Corporation. Separate financial statements and other disclosures concerning KOLN/KGIN License, Inc. and WEAU License, Inc. have not been presented because management has determined that such financial statements would not be material to investors.

                                                     POST-EFFECTIVE DATE
                                               ----------------------------
                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996           1995
                                               ----------------------------

ASSETS
Current assets                                  $ 3,258,170    $ 3,129,038
Non-current assets                               49,097,117     52,405,578
                                               ----------------------------
                                                $52,355,287    $55,534,616
                                               ----------------------------
                                               ----------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                             $ 1,090,989    $ 1,116,223
Non-current liabilities                           6,703,675      6,954,442
Shareholder's equity                             44,560,623     47,463,951
                                               ----------------------------
Total liabilities and shareholder's equity      $52,355,287    $55,534,616
                                               ----------------------------
                                               ----------------------------



                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

Net revenue                                                   $11,926,061       $6,657,481        $3,489,390      $11,369,877
Total operating costs and expenses                              9,937,965        6,345,213         2,393,360        6,925,515
Income from operations                                          1,988,096          312,268         1,096,030        4,444,362
Reorganization item--gain on restructuring transaction                 --               --        34,831,263               --
Net income (loss)                                              (2,903,328)      (1,727,698)       36,308,787        2,226,423


                         BUSSE BROADCASTING CORPORATION

10. CAPITAL STOCK

On January 12, 1996 the Company amended its articles of incorporation to revise its authorized shares of capital stock as discussed below.

COMMON STOCK

The authorized common stock of the Company consists of 2,154,000 shares, of which 107,700 shares are issued and outstanding. Each share of Common Stock has an equal and ratable right to receive dividends when and as declared by the Board of Directors of the Company out of assets legally available therefor. The declaration and payment of cash dividends on Common Stock are restricted by the provisions of the Indenture and the LTIP. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock would be entitled to share ratably in the assets available for distribution after payments to creditors and liquidation preference payments to holders of the Series A Preferred Stock.

SERIES A PREFERRED STOCK

The authorized preferred stock of the Company consists of 65,524.4135 shares, all of which are issued and outstanding. Dividends on the Series A Preferred Stock accrue at an annual rate of $73.80 per share until such shares are redeemed or converted, whether or not any funds are legally available therefor. Such dividends are payable only upon the conversion of the Series A Preferred Stock into Common Stock or the redemption thereof, unless any Senior Notes are then outstanding or if such payment is then prohibited by any other debt instruments of the Company or applicable law. In the event that payment of any accrued dividends is not so permitted, such dividends will remain an obligation of the Company and be payable at the earliest date on which both (i) no Senior Notes remain outstanding and (ii) such payment is not prohibited by the other debt instruments of the Company or by applicable law.

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

10. CAPITAL STOCK (CONTINUED)

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

11. COMMITMENTS

The Company has entered into contracts to purchase rights to air certain programs at future dates. The Company records these contracts as assets and corresponding liabilities when the license period begins, which totaled $969,630, $959,010 and $3,443,510 in fiscal 1996, 1995 and 1994, respectively.
The aggregate amount of these contracts entered into but not yet recorded at December 29, 1996 is approximately $2,247,750.

12. BUSINESS SEGMENTS

On December 27, 1996 the Company sold substantially all of the assets of its printing segment, Winnebago Color Press. Because of this sale, the Company now operates only in the television segment. For the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995, the loss on the sale of the printing segment and its results of operations have been included as discontinued operations in the accompanying respective statements of operations (see Note 4).

                         BUSSE BROADCASTING CORPORATION

12. BUSINESS SEGMENTS (CONTINUED)

                                                        PRE-EFFECTIVE DATE
                                                   ----------------------------
                                                   FISCAL PERIOD
                                                       FROM         FISCAL YEAR
                                                    JANUARY 2,         ENDED
                                                   1995 THROUGH     JANUARY 1,
                                                    MAY 2, 1995        1995
                                                   ----------------------------

Net revenue:
  Television                                        $12,141,986    $37,455,680
  Printing                                            2,368,909      7,271,075
                                                    --------------------------
                                                    $14,510,895    $44,726,755
                                                    --------------------------
                                                    --------------------------

Depreciation and amortization:
  Television                                        $ 1,631,472    $ 5,183,226
  Printing                                              144,600        462,147
                                                    --------------------------
                                                    $ 1,776,072    $ 5,645,373
                                                    --------------------------
                                                    --------------------------

Income from operations:
  Television                                        $ 3,810,498    $14,007,199
  Printing                                              123,388        409,156
                                                    --------------------------
                                                    $ 3,933,886    $14,416,355
                                                    --------------------------
                                                    --------------------------

Capital expenditures:
  Television                                        $   450,106    $ 1,424,389
  Printing                                               47,622        300,699
                                                    --------------------------
                                                    $   497,728    $ 1,725,088
                                                    --------------------------
                                                    --------------------------

                                                                  POST-EFFECTIVE
                                                                       DATE
                                                                   DECEMBER 31,
                                                                       1995
                                                                  -------------

Identifiable assets:
  Television                                                      $ 76,823,762
  Printing                                                           5,195,595
  Corporate                                                         40,960,889
                                                                  -------------
                                                                  $122,980,246
                                                                  -------------
                                                                  -------------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Busse Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of KOLN/KGIN, Inc., a wholly owned subsidiary of Busse Broadcasting Corporation (the Company) (Post-Effective Date) as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations and stockholder's/divisional equity, and cash flows for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995. We have also audited the accompanying consolidated statements of operations and stockholder's/divisional equity, and cash flows of KOLN/KGIN, Inc. (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995 and for the year ended January 1, 1995. These financial statements are the responsibility of KOLN/KGIN, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOLN/KGIN, Inc. (Post-Effective Date) at December 29, 1996 and December 31, 1995 and the consolidated results of its operations and its cash flows for the year ended December 29, 1996 and the period from May 3, 1995 through December 31, 1995 in conformity with generally accepted accounting principles; and the consolidated results of its operations and its cash flows for the period from January 2, 1995 through May 2, 1995 and for the year ended January 1, 1995, in conformity with generally accepted accounting principles.


                                                       Ernst & Young LLP

Milwaukee, Wisconsin
February 26, 1997

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

                           CONSOLIDATED BALANCE SHEETS


                                                 DECEMBER 29,   DECEMBER 31,
                                                     1996           1995
                                               ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                     $   299,008    $   380,938
  Receivables, net                                2,343,022      2,149,310
  Program contract rights                           438,219        425,230
  Other current assets                               29,919         27,560
                                                --------------------------
Total current assets                              3,110,168      2,983,038

Property, plant and equipment, net                8,213,165      8,612,289
Due from Parent                                     237,465        166,729
Deferred charges and other assets                     5,038         27,125
Intangible assets and excess reorganization
 value                                           34,992,682     37,580,767
                                                --------------------------
Total assets                                    $46,558,518    $49,369,948
                                                --------------------------
                                                --------------------------

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses         $   609,878    $   617,972
  Program contracts payable                         364,094        381,130
                                                --------------------------
Total current liabilities                           973,972        999,102

Deferred income tax liabilities                   1,958,000      2,064,000
Other long-term liabilities                              --         10,442

Commitments

Stockholder's equity:
  Common stock (voting) - $.01 par value,
   1,000 shares authorized, issued and
   outstanding                                           10             10
Additional paid-in capital                       46,568,577     46,568,577
Accumulated deficit                              (2,942,041)      (272,183)
                                                --------------------------
Total stockholder's  equity                      43,626,546     46,296,404
                                                --------------------------
Total liabilities and stockholder's equity      $46,558,518    $49,369,948
                                                --------------------------
                                                --------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  KOLN/KGIN, Inc.
         (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

    CONSOLIDATED STATEMENTS OF OPERATIONS AND STOCKHOLDER'S/DIVISIONAL EQUITY


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------


Net revenue                                                   $11,212,061      $ 6,511,481       $ 3,489,390      $11,369,877

Operating costs and expenses, excluding depreciation and
 amortization                                                   5,089,462        3,220,927         1,741,340        4,816,710
Depreciation                                                    1,033,581          765,399           486,000        1,371,148
Amortization of intangibles and excess reorganization value     2,588,085        1,732,545            63,000          350,594
Corporate expenses                                                856,936          545,009            98,000          372,000
                                                             ------------------------------------------------------------------
Total operating costs and expenses                              9,568,064        6,263,880         2,388,340        6,910,452
                                                             ------------------------------------------------------------------

Income from operations                                          1,643,997          247,601         1,101,050        4,459,425

Other income (expense):
  Interest income                                                  17,749           10,231                --               --
  Gain (loss) on disposition of assets                            (44,874)            (967)            2,074         (441,683)
  Other income (expense)                                           (7,730)              (9)           (4,152)           5,121
                                                             ------------------------------------------------------------------
Other income (expense)                                            (34,855)           9,255            (2,078)        (436,562)
                                                             ------------------------------------------------------------------
                                                                1,609,142          256,856         1,098,972        4,022,863

Reorganization item - gain on restructuring transaction
 (NOTE 1)                                                              --               --        34,831,263               --
                                                             ------------------------------------------------------------------
Income before income taxes                                      1,609,142          256,856        35,930,235        4,022,863

(Provision) benefit for income taxes:
  Current                                                      (4,385,000)      (2,098,101)         (582,000)      (2,385,377)
  Deferred                                                        106,000          166,000         1,466,000          644,000
                                                             ------------------------------------------------------------------
                                                               (4,279,000)      (1,932,101)          884,000       (1,741,377)
                                                             ------------------------------------------------------------------
Net income (loss)                                              (2,669,858)      (1,675,245)       36,814,235        2,281,486

Stockholder's/divisional equity at beginning of period         46,296,404       47,632,491        11,747,254       12,549,380
  Net intercompany transactions                                        --          339,158          (928,998)      (3,083,612)
                                                             ------------------------------------------------------------------
Stockholder's/divisional equity at end of the period          $43,626,546      $46,296,404       $47,632,491      $11,747,254
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                             $(2,669,858)     $(1,675,245)      $36,814,235      $ 2,281,486
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                 3,621,666        2,497,944           549,000        1,721,742
  Program payments (over) under program amortization              (19,825)         (12,159)            4,056            6,140
  (Gain) loss on disposition of assets                             44,874              967            (2,074)         441,683
  Deferred income taxes                                          (106,000)        (166,000)       (1,466,000)        (644,000)
  Reorganization item -  gain on restructuring transaction             --               --       (34,831,263)              --
  Change in current assets and liabilities:
    Receivables                                                  (193,712)        (227,626)          207,244          (13,690)
    Other current assets                                           (2,359)           3,063            21,517          (43,731)
    Accounts payable and accrued expenses                          (8,094)         183,625           (37,963)          21,642
                                                             ------------------------------------------------------------------
Net cash provided by operating activities                         666,692          604,569         1,258,752        3,771,272

INVESTING ACTIVITIES
Capital expenditures                                             (694,444)        (587,652)         (209,259)        (704,925)
Proceeds from disposition of assets                                15,113            5,694             2,798           19,040
Decrease in other assets                                            1,445              817               295           10,860
                                                             ------------------------------------------------------------------
Net cash used in investing activities                            (677,886)        (581,141)         (206,166)        (675,025)

FINANCING ACTIVITIES
Net intercompany transactions                                          --          339,158          (928,998)      (3,083,612)
Increase in due from Parent                                       (70,736)        (166,729)               --               --
                                                             ------------------------------------------------------------------
Net cash provided by (used in) financing activities               (70,736)         172,429          (928,998)      (3,083,612)
                                                             ------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              (81,930)         195,857           123,588           12,635
Cash and cash equivalents at beginning of period                  380,938          185,081            61,493           48,858
                                                              -----------------------------------------------------------------
Cash and cash equivalents at end of period                    $   299,008       $  380,938       $   185,081      $    61,493
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------

Supplemental information
  Income taxes paid                                            $4,385,000       $2,098,101          $582,000       $2,385,377
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1996


1. BASIS OF PRESENTATION

The financial statements present the financial position, results of operations and stockholder's/divisional equity, and cash flows of KOLN/KGIN-TV, which was a division of Busse Broadcasting Corporation (the Company or Parent) until October 20, 1995. KOLN/KGIN-TV had no separate legal status or existence and was an operating division of the Company through that date. KOLN/KGIN-TV is a CBS affiliate operating channels 10 and 11 in the Lincoln - Hastings - Kearney, Nebraska television market.

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

Divisional equity balances through October 20, 1995 include net intercompany balances that result from various transactions between KOLN/KGIN-TV and the Company. There are no terms of settlement or interest charges associated with these balances. The balances are primarily the result of KOLN/KGIN-TV's participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN-TV and the current income taxes that would have been due to the Company. KOLN/KGIN-TV's receivable from the Company, which has been netted in the divisional equity balance, totaled $27,155,167 at January 1, 1995, averaged $25,613,361 for the year ended January 1, 1995, was zero at May 3, 1995 due to the adoption of Fresh Start Accounting (discussed herein) and was a payable averaging $169,579 for the fiscal period from May 3, 1995 through October 20, 1995. Subsequent to October 20, 1995 these transactions have flowed through the due from Parent account. There are no terms of settlement or interest related to these balances which averaged $202,097 and $83,364 due from the Parent during fiscal 1996 and the period from October 20, 1995 through December 31, 1995, respectively.

                                 KOLN/KGIN, Inc.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




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

The adjustments to adopt Fresh Start Accounting resulted in a total gain on restructuring transaction of $34,831,263 in the accompanying statement of operations and stockholder's/divisional equity for the period from January 1, 1995 through May 2, 1995. This gain resulted from adjustments to assets to reflect adoption of Fresh Start Accounting.

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




1.   BASIS OF PRESENTATION (CONTINUED)

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the year ended December 29, 1996 and the fiscal period from May 3, 1995 through December 31, 1995 are not comparable to any of the KOLN/KGIN-TV's fiscal periods ended on or prior to May 2, 1995 and accordingly, Pre-Effective date and Post-Effective date financial statements are separated by a vertical line.

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

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




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

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

TELEVISION PROGRAM CONTRACT RIGHTS

The rights to broadcast non-network programs are stated at cost less accumulated amortization. These costs are amortized based upon the usage of the programs under methods which generally result in straight-line amortization. The cost of program rights expected to be used within one year is classified as a current asset.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is generally calculated on the straight-line method based on the following useful lives:

                                                POST-EFFECTIVE  PRE-EFFECTIVE
                                                -----------------------------
                                                     YEARS          YEARS
                                                -----------------------------

Leasehold and land improvements                       5-20           5-10
Buildings                                               20             30
Machinery and equipment                               1-20          10-20
Vehicles                                               1-3            3-7

INTANGIBLE ASSETS AND EXCESS REORGANIZATION VALUE

On the Effective Date the amounts allocated to intangible assets and excess reorganization value represent the excess of the reorganization value over the amounts allocated to the net tangible and all other intangible assets as of the Effective Date. These amounts are being amortized on a straight-line basis over 15 years. Accumulated amortization at December 29, 1996 and December 31, 1995 was $4,320,630 and $1,732,545, respectively.

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the Effective Date, goodwill and amounts allocated to FCC licenses and network contracts were amortized on a straight-line basis over forty years. The cost of other intangible assets with determinable economic lives was charged to operations based on their respective economic lives, under methods that generally resulted in accelerated amortization.

The Company records impairment losses on long-lived assets used in operations, including excess reorganization value, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

INDEBTEDNESS

The Company has not allocated its indebtedness to its operating divisions or subsidiary and consequently does not charge the divisions or subsidiary interest.

INCOME TAXES

KOLN/KGIN-TV is included in the consolidated federal income tax return of the Company. For financial reporting purposes KOLN/KGIN-TV has provided for federal income taxes as if it filed a separate income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are expensed as incurred and totaled, $154,169, $176,366 and $101,593 for fiscal 1996, 1995, and 1994, respectively.

REPORTING PERIOD

The Company's fiscal year is the 52/53 week period ending on the Sunday nearest December 31.

4. SUPPLEMENTARY BALANCE SHEET INFORMATION

The composition of receivables is as follows (in thousands):

                                                    DECEMBER 29,  DECEMBER 31,
                                                        1996          1995
                                                    --------------------------

Receivables:
  Trade                                                 $2,293        $2,131
  Other                                                     90            58
                                                    --------------------------
                                                         2,383         2,189
Less allowance for doubtful accounts                       (40)          (40)
                                                    --------------------------
                                                        $2,343        $2,149
                                                    --------------------------
                                                    --------------------------

The composition of property, plant and equipment is as follows (in thousands):


                                                    DECEMBER 29,  DECEMBER 31,
                                                        1996          1995
                                                    --------------------------

Property, plant and equipment:
  Land, land improvements, buildings and
   improvements                                         $1,698        $1,672
  Machinery and equipment                                7,443         7,000
  Office equipment                                         491           463
  Vehicles                                                 277           241
                                                    --------------------------
                                                         9,909         9,376
Accumulated depreciation                                (1,696)         (764)
                                                    --------------------------
                                                        $8,213        $8,612
                                                    --------------------------
                                                    --------------------------

                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




5. INCOME TAXES

The income tax provisions (benefits) consist of the following (in thousands):


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

Current - federal                                                  $3,510           $1,680            $  466           $1,940
Current - state                                                       875              418               116              445
Deferred                                                             (106)            (166)           (1,466)            (644)
                                                             ------------------------------------------------------------------
                                                                   $4,279           $1,932           $  (884)          $1,741
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------


The income tax provisions (benefits) differ from the amount computed by applying the U.S. statutory rate due to the following (in thousands):


                                                                     POST-EFFECTIVE DATE             PRE-EFFECTIVE DATE
                                                             ------------------------------------------------------------------
                                                                               FISCAL PERIOD
                                                                                   FROM
                                                                FISCAL YEAR     MAY 3, 1995     FISCAL PERIOD
                                                                   ENDED          THROUGH      FROM JANUARY 2,    FISCAL YEAR
                                                               DECEMBER 29,    DECEMBER 31,     1995 THROUGH         ENDED
                                                                   1996            1995          MAY 2, 1995    JANUARY 1, 1995
                                                             ------------------------------------------------------------------

Provision at federal statutory rate                                $  547            $  87         $  12,216           $1,368
State taxes, net of federal benefit                                   564              254              (116)             208
Gain on restructuring transactions and related items                   --               --           (12,984)              --
Intercompany interest recorded for tax purposes                     2,227            1,020                --               --
Non-deductible amortization of intangible assets and
 excess reorganization values and other items                         941              571                --              165
                                                             ------------------------------------------------------------------
                                                                   $4,279           $1,932           $  (884)          $1,741
                                                             ------------------------------------------------------------------
                                                             ------------------------------------------------------------------


                                 KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




5. INCOME TAXES (CONTINUED)

Property, plant and equipment basis differences represent the significant component of KOLN/KGIN-Inc.'s deferred tax liabilities.

6. COMMITMENTS

The Company has entered into contracts to purchase rights to air certain programs at future dates. The Company records these contracts as assets and corresponding liabilities when the license period begins which totaled $606,670, $578,070 and $661,250 in fiscal 1996, 1995 and 1994, respectively. The aggregate amount of these contracts entered into but not yet recorded at December 29, 1996 is approximately $1,362,575.

                         BUSSE BROADCASTING CORPORATION

                                   SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS INFORMATION

         For the year ended December 29, 1996 and for the period from
           May 3, 1995 through December 31, 1995, Post-Effective Date;
              the period from January 2, 1995 through May 2, 1995;
           and for the year ended January 1, 1995, Pre-Effective Date
                                 (IN THOUSANDS)



                                                                       Deductions Due to
                                                                     Write Off of Certain
                                    Balance at        Additions       Receivables Against
                                   Beginning of   Charged to Costs     the Allowance for                        Balance at end of
          Description                 Period        and Expenses       Doubtful Accounts    Other Deduction(1)       Period
---------------------------------------------------------------------------------------------------------------------------------

Post-Effective Date:
Year ended December 29, 1996 -
Allowance for doubtful accounts          $210                 $72                   $96               $125                $  61

For the period from May 3, 1995
through December 31, 1995 -
Allowance for doubtful accounts           222                  64                    76                 --                  210

Pre-Effective Date:
For the period from January 2,
1995 through May 2, 1995 -
Allowance for doubtful accounts           294                  36                    12                 96                  222

Year ended January 1, 1995 -
Allowance for doubtful accounts           260                  75                    41                 --                  294


(1) Reduction reflects an elimination of the allowance for doubtful accounts relating to the accounting for the sale of WWMT-TV ($96) and the sale of WCP ($125).