Form 10-K405/A
period 1995-12-31
BUSSE BROADCASTING CORP
filed 1997-04-29
CIK 831864

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                 FORM 10-K/A-1
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 -------------

For the fiscal year ended December 31, 1995     Commission file number 33-99622

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

                                 -------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None.

                                 -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 29, 1996, 107,700 shares of Busse Broadcasting Corporation Common Stock were outstanding. None of the outstanding shares were held by non-affiliates.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No
   -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------

EXPLANATORY NOTE

      The sole purpose of this Form 10-K/A is to amend certain information under the heading LICENSE GRANT AND RENEWAL on page 12 of Busse Broadcasting Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1995 ("Busse's 1995 10-K"), which was filed with the Securities and Exchange Commission on April 1, 1996. Page 12 of Busse's 1995 10-K is hereby deleted and replaced in its entirety by the following page:

located in the same general vicinity achieve the largest audience share. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station and of the percentage of the audience actually watching television. Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by meters connected directly to selected television sets, while in smaller markets, including the DMAs in which each Station operates, weekly diaries of television viewing are completed by selected households. Advertising rates charged by a television station are based in large part on the number of households tuned to a particular station during a particular time period, the demographic characteristics of those households, and whether the station is a leading station in its geographic market area. In addition, ratings information for periods that the Olympic Games are broadcast by a network, including February 1994, are not considered by broadcasters or advertisers to be indicative of future viewing trends. Certain ratings for Olympic periods may be more or less favorable to the Stations than ratings for other periods

      Television audience share and aggregate television audience share information with respect to KOLN/KGIN-TV for 1990, 1991 and 1992 is based upon data compiled from surveys conducted by Arbitron. During such periods, Arbitron measured rankings within specific geographic markets called ADIs and published its estimates of audience share data in periodic Television Market Reports. The ADI designated for KOLN/KGIN-TV is roughly comparable to the Lincoln-Hastings-Kearney, Nebraska DMA, and the methodology employed by Arbitron to determine audience share data is generally similar to that used by Nielsen in comparable markets. Since 1993, KOLN/KGIN-TV has relied on Nielsen for its ratings data.

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

LICENSE GRANT AND RENEWAL. Television broadcasting licenses generally are granted or renewed for a period of five years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. Under current procedures, at the time an application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. Pursuant to authority granted by the 1996 Act, the FCC extended the term for television station licenses being renewed from five to eight years. The 1996 Act also requires a broadcast license to be renewed if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other violations of the Communications Act or the FCC's rules and regulations which, taken together, would constitute a pattern of abuse. Competing applications would be permitted only if an application for renewal of license were denied after hearing.

      The FCC license renewal for WEAU-TV was granted for a five year term on November 24, 1992 and expires on December 1, 1997. The FCC license renewals for KOLN-TV and KGIN-TV were granted for five year terms on May 27, 1993 and expire on June 1, 1998. Although there can be no assurance that the Company's

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BUSSE BROADCASTING COMPANY

Date: April 29, 1997                  By:    /s/ James C. Ryan
                                         ---------------------------
                                             James C. Ryan
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                                Principal Accounting Officer)