Form 10-K405/A
period 1996-12-31
BUSSE BROADCASTING CORP
filed 1997-04-29
CIK 831864

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
Yes  X   No
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
Yes  X   No
   -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------

EXPLANATORY NOTE

      The sole purpose of this Form 10-K/A is to amend certain information under the heading LICENSE GRANT AND RENEWAL on page 13 of Busse Broadcasting Corporation's annual report on Form 10-K for the fiscal year ended December 29, 1996 ("Busse's 1996 10-K"), which was filed with the Securities and Exchange Commission on March 27, 1997. Page 13 of Busse's 1996 10-K is hereby deleted and replaced in its entirety by the following page:

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