Form 10-K405/A
period 1996-12-29
BUSSE BROADCASTING CORP
filed 1997-05-05
CIK 831864

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  ------------------

                                    FORM 10-K/A-2
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                 --------------------

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


                                ---------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        None.

                           --------------------------------


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ----

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
Yes    X           No
    -------           -------


                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None.
--------------------------------------------------------------------------------

EXPLANATORY NOTE

         The sole purpose of this Form 10-K/A is to amend certain information under the heading LICENSE GRANT AND RENEWAL on page 13 of Busse Broadcasting Corporation's annual report on Form 10-K for the fiscal year ended December 29, 1996, which was filed with the Securities and Exchange Commission on March 27, 1997, as amended by Busse Broadcasting Corporation's Form 10-K/A-1 which was filed with the Securities and Exchange Commission on April 29, 1997 ("Busse's 1996 10-K"). Page 13 of Busse's 1996 10-K is hereby deleted and replaced in its entirety by the following page:

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

                                       BUSSE BROADCASTING COMPANY




Date: May 5, 1997                      By:  /s/ James C. Ryan
                                           ----------------------------------
                                           James C. Ryan
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)