Form 10-Q
period 1997-03-30
BUSSE BROADCASTING CORP
filed 1997-05-13
CIK 831864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 30, 1997

                                      or

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

                           -------------------------

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

     As of May 13, 1997, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding. None of the outstanding shares were held by non-affiliates.

--------------------------------------------------------------------------------

                        BUSSE BROADCASTING CORPORATION
                          FORM 10-Q TABLE OF CONTENTS
                                                                         PAGE
                                                                      REFERENCE
                                                                      ---------
PART I  FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

BUSSE BROADCASTING CORPORATION
     Condensed Consolidated Balance Sheets as of March 30, 1997
     (Unaudited) and December 29, 1996 (Audited)                           3

     Unaudited Condensed Consolidated Statements of Operations for
     the Three Months Ended March 30, 1997 and March 31, 1996              4

     Unaudited Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended March 30, 1997 and March 31, 1996              5

     Notes to Unaudited Condensed Consolidated Financial Statements
     for the Three Months Ended March 30, 1997                             6

KOLN/KGIN, INC.
(A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
     Condensed Consolidated Balance Sheets as of March 30, 1997
     (Unaudited) and December 29, 1996 (Audited)                          12

     Unaudited Condensed Consolidated Statements of Operations and Stockholder's Equity for the Three Months Ended
     March 30, 1997 and March 31, 1996                                    13

     Unaudited Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended March 30, 1997 and March 31, 1996             14

     Notes to Unaudited Condensed Consolidated Financial Statements
     for the Three Months Ended March 30, 1997                            15

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       18


PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                               24

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                24

SIGNATURES                                                                25

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                        Busse Broadcasting Corporation

                     Condensed Consolidated Balance Sheets

                                                                           MARCH 30,         DECEMBER 29,
                                                                             1997               1996
                                                                          UNAUDITED            AUDITED
                                                                        -------------       -------------
ASSETS (NOTE 1)
Current assets:
   Cash and cash equivalents (NOTE 3)                                   $ 10,075,901        $  7,989,805
   Receivables, net                                                        3,075,981           3,848,990
   Other current assets                                                      668,987             856,200
                                                                         -------------------------------
Total current assets                                                      13,820,869          12,694,995

Property, plant and equipment, net                                        14,057,295          14,327,392
Deferred charges and other assets                                          2,270,923           2,424,312
Intangible assets and excess reorganization value                         51,694,346          52,707,124
                                                                         -------------------------------
Total assets                                                            $ 81,843,433        $ 82,153,823
                                                                         -------------------------------
                                                                         -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
   Accounts payable and accrued expenses                                $  4,347,730        $  3,174,795
                                                                         -------------------------------
Total current liabilities                                                  4,347,730           3,174,795

Long-term debt (NOTE 3)                                                   60,571,416          60,464,182
Other long-term liabilities                                                1,060,008             941,501

Stockholders' equity:
   Series A cumulative convertible preferred stock (non-voting) -
      $.01 par value, $1,000 per share liquidation preference;
      65,524.41 shares authorized, issued and outstanding as of
      March 30, 1997; including dividends in arrears of $5,869,084 and $4,663,471 at March 30, 1997 and December 29, 1996,
      respectively                                                        23,199,744          21,994,131
   Common stock (voting) - $.01 par value; 2,154,000 shares
      authorized, and 107,700 shares issued and outstanding                    1,077               1,077
   Additional paid-in capital - common stock                               9,185,772           9,185,772
   Accumulated deficit                                                   (16,522,314)        (13,607,635)
                                                                         -------------------------------
Total stockholders' equity                                                15,864,279          17,573,345
                                                                         -------------------------------
Total liabilities and stockholders' equity                              $ 81,843,433        $ 82,153,823
                                                                         -------------------------------
                                                                         -------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                                                THREE MONTHS ENDED
                                                                          --------------------------------
                                                                          MARCH 30, 1997    MARCH 31, 1996
                                                                          --------------------------------
Net revenue from continuing operations                                      $ 4,264,942       $ 4,511,640

Operating costs and expenses, excluding depreciation and amortization         2,164,881         2,187,231
Depreciation                                                                    530,269           504,588
Amortization of intangibles and excess reorganization value                   1,012,778           976,007
                                                                          --------------------------------
Total operating costs and expenses of continuing operations                   3,707,928         3,667,826
Corporate expenses                                                              352,953           403,685
                                                                          --------------------------------
Income from continuing operations                                               204,061           440,129

Other income (expense) from continuing operations:
   Interest expense                                                          (2,078,776)       (2,198,757)
   Interest income                                                               96,514            96,019
   Gain on disposition of assets                                                     20                --
   Other income (expense)                                                        69,115           (10,919)
                                                                          --------------------------------
Other expense from continuing operations                                     (1,913,127)       (2,113,657)
                                                                          --------------------------------
Loss from continuing operations before income taxes                          (1,709,066)       (1,673,528)

Provision for current state income taxes (NOTE 4)                                    --           (25,000)
                                                                          --------------------------------

Loss from continuing operations                                              (1,709,066)       (1,698,528)

Discontinued operations (Note 2):
   Income from operations                                                            --            80,697
                                                                          --------------------------------

Net loss                                                                     (1,709,066)       (1,617,831)

Charges to stockholders' equity for Series A preferred
  stock dividends in arrears                                                 (1,205,613)       (1,046,631)
                                                                          --------------------------------
Net loss attributable to common stockholders                                $(2,914,679)      $(2,664,462)
                                                                          --------------------------------
                                                                          --------------------------------
Per common share (Note 1):
   Loss from continuing operations                                          $    (15.87)      $    (15.77)
   Income from discontinued operations                                               --              0.75
   Series A preferred stock dividends in arrears                                 (11.19)            (9.72)
                                                                          --------------------------------
   Net loss attributable to common stockholders                             $    (27.06)      $    (24.74)
                                                                          --------------------------------
                                                                          --------------------------------
Weighted average common shares outstanding                                      107,700           107,700
                                                                          --------------------------------
                                                                          --------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                              THREE MONTHS ENDED
                                                                        ------------------------------
                                                                          MARCH 30,         MARCH 31,
                                                                            1997              1996
                                                                        ------------     -------------
OPERATING ACTIVITIES
Net loss                                                                $(1,709,066)     $ (1,617,831)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                         1,543,047         1,561,869
    Noncash interest expense                                                107,234           140,632
    Amortization of deferred financing costs                                154,351           146,312
    Program payments over program amortization                               (2,257)           (9,208)
    Gain on disposition of property, plant and equipment                        (20)          (15,600)
    Deferred compensation expense                                            88,507            91,415
    Pension expense                                                          30,000            40,000

    Change in current assets and liabilities:
       Receivables                                                          773,009           622,302
       Inventories and other current assets                                 (53,161)          177,826
       Accounts payable and accrued expenses                              1,415,566         1,690,339
                                                                        -----------      ------------
Net cash provided by operating activities                                 2,347,210         2,828,056

INVESTING ACTIVITIES:
  Capital expenditures                                                     (260,172)         (159,870)
  Proceeds from disposition of assets                                            20            15,600
  Decrease in other assets                                                     (962)          (14,075)
                                                                        -----------      ------------
Net cash used in investing activities                                      (261,114)         (158,345)

FINANCING ACTIVITIES:
  Payments on indebtedness                                                       --       (35,179,528)
  Payment of deferred financing costs                                            --          (144,701)
                                                                        -----------      ------------
Net cash used in financing activities                                            --       (35,324,299)
                                                                        -----------      ------------
Net increase (decrease) in cash and cash equivalents                      2,086,096       (32,654,518)
Cash and cash equivalents at beginning of period                          7,989,805        38,893,959
                                                                        -----------      ------------
Cash and cash equivalents at end of period                              $10,075,901      $  6,239,441
                                                                        -----------      ------------
                                                                        -----------      ------------
Supplemental disclosure of cash flow information:
  Interest paid during the period                                       $        --      $     99,107
                                                                        -----------      ------------
                                                                        -----------      ------------
  Income taxes paid during the period                                   $        --      $         --
                                                                        -----------      ------------
                                                                        -----------      ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

               Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                 March 30, 1997

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As the Company currently has no stock options, the impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three months ended March 30, 1997 and March 31, 1996 is not expected to be material.

The accompanying unaudited condensed consolidated financial statements in conjunction with the related notes to be financial statements reflect, in the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the unaudited interim periods. Results for such interim periods are not necessarily indicative of the results for the respective entire years.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Busse Broadcasting Corporation included in the Company's 1996 Annual Report on Form 10-K.

                         Busse Broadcasting Corporation

               Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                 March 30, 1997

1. BASIS OF PRESENTATION (CONTINUED)

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

2. DISCONTINUED OPERATIONS--SALE OF WINNEBAGO COLOR PRESS

On December 27, 1996, the Company sold substantially all of the assets of its Winnebago Color Press ("Winnebago") division to Winnebago Color Press, Inc., an entity owned in part by Mr. Lawrence A. Busse, the Chairman and Chief Executive Officer of BBC for $3,327,856 in cash plus the assumption of certain liabilities totaling $369,638 and, after payment of certain selling costs, retained net proceeds of $3,242,235. The Company's utilization of such net proceeds is restricted under the terms of a certain indenture relating to the Company's 11 5/8% Senior Secured Notes due October 15, 2000 (see Note 3). As part of the transaction the Company received an opinion from an investment banking firm that the transaction was fair to the Company and its stockholders. Winnebago was the Company's only operation within the printing segment and accordingly, because of the sale, this segment has been presented as a discontinued operation. The operations of Winnebago for the three months ended March 31, 1996 is classified as income from discontinued operations. The net revenues of Winnebago included in the condensed consolidated statements of operations were $1,558,855 for the three months ended March 31, 1996.

Corporate expenses and interest expense, net of interest income, have been allocated to income from discontinued operations only if such expenses were directly attributable to Winnebago. For the three months ended March 31, 1996 the corporate expenses and interest expense, net of interest income, allocated to income from discontinued operations were $2,877 and $738, respectively.

                         Busse Broadcasting Corporation

                                   Unaudited

3. DEBT

Debt is summarized as follows:

                                                     MARCH 30,    DECEMBER 29,
                                                       1997           1996
                                                   ----------------------------
Senior Secured Notes, net of unamortized
  original issue discount of $1,955,584
  and $2,062,818 at March 30, 1997 and
  December 29, 1996, respectively                   $60,571,416    $60,464,182
                                                   ----------------------------
                                                   ----------------------------

On October 26, 1995 the Company issued $62,527,000 principal amount of
11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof and received net proceeds of $58,125,099 after payment of underwriting discounts and commissions of $1,875,810. The net proceeds from the issuance of the Senior Notes, and the interest earnings thereon, were used by the Company to redeem certain of the Company's outstanding indebtedness in October 1995 and in January 1996.

Interest on the Senior Notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing April 15, 1996. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with all existing and future senior indebtedness of the Company. The Senior Notes are secured by all of the Company's equity interests in, and certain intercompany indebtedness of, its subsidiaries, including the subsidiaries which hold the Federal Communications Commission ("FCC") licenses of the Company's two television stations, certain agreements and contract rights related to such television stations (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries, and proceeds thereof. In addition, the Company's subsidiaries (collectively the "Guarantors") have fully and unconditionally guaranteed the Senior Notes on a joint and several and senior secured basis and each such guarantee ranks senior in right of payment to all existing and future subordinated indebtedness of such Guarantor and ranks pari passu with all existing and future senior indebtedness of such Guarantor.

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

The indenture relating to the Senior Notes (the "Indenture") restricts the use of the net proceeds from the sale of Winnebago ($3,207,000, as determined in accordance with the Indenture). Pursuant to the Indenture, on February 12, 1997 the Company commenced an offer to purchase up to $3,207,000 of aggregate principal amount of Senior Notes with the net proceeds of the sale of Winnebago. The Company's offer to purchase expired, by its terms, on March 14, 1997 with no Senior Notes having been tendered by their respective holders and, consequently, no Senior Notes were purchased by the Company. Under the terms of the Indenture, the Company may only utilize the $3,207,000, and the interest earnings thereon, to make investments in or acquire properties and assets directly related to television and/or radio broadcasting.

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

                         Busse Broadcasting Corporation

                                   Unaudited



4. INCOME TAXES

As of December 29, 1996 the Company had approximately $60.8 million of federal net operating loss carryforwards ("NOL's") which begin to expire in 2005. As a result of the Plan (see Note 1) the Company elected treatment under Section 382
(1) (5) of the Internal Revenue Code, as amended. This treatment will allow the Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

5. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS

The Senior Notes are fully and unconditionally guaranteed, on a joint and several and senior secured basis, by all of the Company's direct and indirect subsidiaries, each of which is wholly-owned. To facilitate the collateral arrangements required by the Senior Notes the Company effected the following transactions on October 20, 1995:

1. The FCC licenses relating to the operation of WEAU-TV were conveyed to a wholly-owned subsidiary, WEAU License, Inc., in exchange for a $4,880,000 note payable to Busse Broadcasting Corporation and 100% of the stock of the subsidiary;

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

                         Busse Broadcasting Corporation

                                   Unaudited

5. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS (CONTINUED)

The following tables present summarized combined balance sheet and operating statement information for (i) KOLN/KGIN, Inc. (ii) KOLN/KGIN License, Inc. and
(iii) WEAU License, Inc. Separate financial statements of KOLN/KGIN, Inc. immediately follow these notes to condensed consolidated financial statements of Busse Broadcasting Corporation. Separate financial statements and other disclosures concerning KOLN/KGIN License, Inc. and WEAU License, Inc. have not been presented because management has determined that such financial statements would not be material to investors.

                                                    MARCH 30,      DECEMBER 29,
                                                      1997             1996
                                                -------------------------------
ASSETS
Current assets                                    $ 3,075,479      $ 3,258,170
Non-current assets                                 48,148,719       49,097,117
                                                -------------------------------
                                                  $51,224,198      $52,355,287
                                                -------------------------------
                                                -------------------------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                               $   952,741      $ 1,090,989
Non-current liabilities                             6,657,725        6,703,675
Shareholder's equity                               43,613,732       44,560,623
                                                -------------------------------
Total liabilities and shareholder's equity        $51,224,198      $52,355,287
                                                -------------------------------
                                                -------------------------------

                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 30, 1997   MARCH 31, 1996
                                                -------------------------------
Net revenue                                       $ 2,819,133      $ 2,899,748
Total operating costs and expenses                  2,614,956        2,589,626
Income from operations                                204,177          310,122
Net loss                                          $  (946,891)     $  (812,536)

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                     Condensed Consolidated Balance Sheets


                                                      MARCH 30,    DECEMBER 29,
                                                        1997           1996
                                                      UNAUDITED       AUDITED
                                                    ---------------------------
ASSETS
Current assets:
  Cash and cash equivalents                          $   473,156   $   299,008
  Receivables, net                                     1,931,875     2,343,022
  Program contract rights                                283,310       438,219
  Other current assets                                    57,136        29,919
                                                    ---------------------------
Total current assets                                   2,745,477     3,110,168

Property, plant and equipment, net                     8,032,713     8,213,165
Due from Parent                                          256,174       237,465
Deferred charges and other assets                          5,038         5,038
Intangible assets and excess reorganization value     34,343,068    34,992,682
                                                    ---------------------------
Total assets                                         $45,382,470   $46,558,518
                                                    ---------------------------
                                                    ---------------------------

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $   485,785   $   609,878
  Program contracts payable                              207,959       364,094
                                                    ---------------------------
Total current liabilities                                693,744       973,972

Deferred income tax liabilities                        1,912,000     1,958,000

Stockholder's equity:
  Common stock (voting) - $.01 par value,
    1,000 shares authorized, issued and outstanding           10            10
  Additional paid-in capital                          46,568,577    46,568,577
  Accumulated deficit                                 (3,791,861)   (2,942,041)
                                                    ---------------------------
Total stockholder's equity                            42,776,726    43,626,546
                                                    ---------------------------
Total liabilities and stockholder's equity           $45,382,470   $46,558,518
                                                    ---------------------------
                                                    ---------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

    Condensed Consolidated Statements of Operations and Stockholder's Equity
                                   Unaudited

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                       MARCH 30,     MARCH 31,
                                                         1997          1996
                                                     --------------------------
Net revenue                                          $ 2,637,133   $ 2,723,748

Operating costs and expenses, excluding
  depreciation and amortization                        1,334,915     1,344,698
Depreciation                                             274,525       266,110
Amortization of intangibles and excess
  reorganization value                                   649,614       649,610
Corporate expenses                                       218,861       226,588
                                                     --------------------------
Total operating costs and expenses                     2,477,915     2,487,006
                                                     --------------------------
Income from operations                                   159,218       236,742

Other income (expense):
  Interest income                                          4,962         5,497
  Other expense                                               --        (7,760)
                                                     --------------------------
Other income (expense)                                     4,962        (2,263)
                                                     --------------------------
Income before income taxes                               164,180       234,479

(Provision) benefit for income taxes:
  Current                                             (1,060,000)   (1,000,000)
  Deferred                                                46,000        24,000
                                                     --------------------------
                                                      (1,014,000)     (976,000)
                                                     --------------------------
Net loss                                                (849,820)     (741,521)

Stockholder's equity at beginning of period           43,626,546    46,296,404
                                                     --------------------------
Stockholder's equity at end of the period            $42,776,726   $45,554,883
                                                     --------------------------
                                                     --------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                Condensed Consolidated Statements of Cash Flows
                                   Unaudited


                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                        MARCH 30,     MARCH 31,
                                                          1997          1996
                                                      -------------------------
OPERATING ACTIVITIES
Net loss                                              $ (849,820)   $ (741,521)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                        924,139       915,720
    Program payments over program amortization            (1,226)      (11,002)
    Deferred income taxes                                (46,000)      (24,000)
    Change in current assets and liabilities:
      Receivables                                        411,147       128,004
      Other current assets                               (27,217)       17,586
      Accounts payable and accrued expenses             (124,093)       31,879
                                                      -------------------------
Net cash provided by operating activities                286,930       316,666

INVESTING ACTIVITIES
Capital expenditures                                     (94,073)      (69,194)
Decrease in other assets                                      --           212
                                                      -------------------------
Net cash used in investing activities                    (94,073)      (68,982)

FINANCING ACTIVITIES
Increase in due from Parent                              (18,709)      (75,755)
                                                      -------------------------
Net cash used in financing activities                    (18,709)      (75,755)
                                                      -------------------------

Net increase in cash and cash equivalents                174,148       171,929
Cash and cash equivalents at beginning of period         299,008       380,938
                                                      -------------------------
Cash and cash equivalents at end of period            $  473,156    $  552,867
                                                      -------------------------
                                                      -------------------------
Supplemental information
  Income taxes paid                                   $1,060,000    $1,000,000
                                                      -------------------------
                                                      -------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                March 30, 1997

1.  BASIS OF PRESENTATION

The financial statements present the financial position, results of operations and stockholder's equity, and cash flows of KOLN/KGIN, Inc., a wholly-owned subsidiary of Busse Broadcasting Corporation (the Company or Parent). KOLN/KGIN, Inc. owns and operates KOLN/KGIN-TV a CBS affiliate operating channels 10 and 11 in the Lincoln - Hastings - Kearney, Nebraska television market.

The accompanying financial statements include the accounts of KOLN/KGIN License, Inc., a wholly owned subsidiary of KOLN/KGIN, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Net intercompany balances reflected in the due from Parent account are primarily the result of KOLN/KGIN, Inc.'s participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN, Inc. and the current income taxes that would have been due to the Company. There are no terms of settlement or interest related to these balances which averaged $246,819 and $204,606 due from the Parent during the three months ended March 30, 1997 and March 31, 1996, respectively.

The accompanying unaudited condensed consolidated financial statements in conjunction with the related notes to the financial statements reflect, in the opinion of KOLN/KGIN, Inc., all adjustments, consisting of only normal recurring adjustments necessary to present fairly KOLN/KGIN, Inc.'s financial position and results of operations for the unaudited interim periods. Results for such interim periods are not necessarily indicative of the results for the respective entire years.

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

2. GUARANTEE OF PARENT'S SENIOR NOTES

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

2. GUARANTEE OF PARENT'S SENIOR NOTES (CONTINUED)

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

     The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1997 and/or 1996 refer to the three month period ended March 30, 1997 or March 31, 1996, respectively.

RESULTS OF OPERATIONS

     The net revenues of KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations") are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering and production, programming and promotions.

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

      Most advertising contracts are short-term and generally run for only a few weeks. A large portion of the revenues of the Stations is generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues represents national advertising, which is sold by an independent national advertising sales representative. The Stations generally pay commissions to advertising agencies on local, regional, and national advertising, and on national advertising the Stations also generally pay commissions to the national sales representative.

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

      The Company's sale of Winnebago on December 27, 1996 constituted a discontinuance of operations within the printing segment. The results of operations for the three months ended March 31, 1996 account for Winnebago as a discontinued operation. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996

     Net revenue declined $246,698, or 5.5%, to $4,264,942 from $4,511,640 for the three months ended March 30, 1997 compared to the three months ended March 31, 1996, reflecting reduced advertiser demand for commercial time. KOLN/KGIN-TV recorded a year-to-year increase in net local time sales, excluding net political revenues, of approximately 4.7% attributable to a general improvement of advertising demand by local clients within that station's market while net national time sales, excluding net political revenues, decreased approximately 13.5% reflecting decreased advertiser demand by national clients. WEAU-TV recorded decreases of approximately 8.1% and 11.2% in net local and national time sales, excluding net political revenues, respectively, during the three month period ended March 30, 1997 compared to the three months ended March 31, 1996 due to decreased advertiser demand within that station's market. Net political revenue for the Stations during the three months ended March 30, 1997 decreased by approximately $66,000, or 66.7%, to $33,000 from $99,000 between the fiscal periods reflecting the "off-year" of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

     Operating expenses, excluding depreciation and amortization expenses, decreased $22,350, or 1.0%, to $2,164,881 for the three months ended March 30, 1997 from $2,187,231 for the comparable 1996 period.

     Depreciation expenses increased $25,681, or 5.1%, to $530,269 for the three months ended March 30, 1997 from $504,588 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since March 31, 1996.

     Amortization expenses increased $36,771, or 3.8%, to $1,012,778 for the three months ended March 30, 1997 from $976,007 for the comparable 1996 period.

     Corporate expenses decreased $50,732, or 12.6%, to $352,953 during the three months ended March 30, 1997 from $403,685 for the three months ended March 31, 1996 reflecting, in part, differences in the incurrence of professional services between the respective fiscal periods.

     Income from continuing operations decreased $236,068, or 53.6%, to $204,061 for the three months ended March 30, 1997 from $440,129 for the comparable period of 1996 primarily reflecting the reduced net revenues discussed above.

     Interest expense decreased $119,981, or 5.5%, to $2,078,776 for the three months ended March 30, 1997 from $2,198,757 for the comparable 1996 fiscal period reflecting the Company's redemption and/or repayment of certain debt in January and October 1996, respectively. Interest income was consistent between the respective fiscal periods.

     The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three months ended March 30, 1997.

     Income from discontinued operations for the three months ended March 31, 1996 reflects the results for Winnebago, accounted for as a discontinued operation, for the 1996 period and includes $1,558,855 of net revenue for the
three months then ended.   Winnebago was sold December 27, 1996, see Note 2
to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 30, 1997 totaled $10,075,901 compared to $7,989,805 at December 31, 1996. The Company's cash balance at March 30, 1997 includes $3,250,353 representing the net proceeds, and the interest earnings thereon, from the sale of Winnebago. The Company's use of such net proceeds, and the interest earnings thereon, is restricted, under the terms of the Indenture, to making investments in or acquiring property and assets directly related to television and/or radio broadcasting.
 Pending any such investment or acquisition such net proceeds are required by the Indenture to be invested in cash or cash equivalents. Although the Company has no immediate plans to use such net proceeds to invest in or acquire assets directly related to television and/or radio broadcasting, some or all of such proceeds may be used to fund the capital expenditures described below, other capital expenditures, or for other permitted uses.
See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1. The primary changes in the Company's cash position results from changes in certain working capital accounts.

     The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $2,347,210 and $2,828,056 for the three months ended March 30, 1997 and March 31, 1996, respectively. The decrease in net cash generated between the respective fiscal periods is due primarily to the Company's decreased net revenues, discussed above, and changes in certain working capital accounts.

     The Company continues to have a significant annual cash interest obligation of approximately $7,268,000 with respect to the Senior Notes. Such cash interest obligation is payable in semi-annual installments of approximately $3,634,000 due on the 15th day of April and October.

     In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the three months ended March 30, 1997 capital expenditures totaled $260,172. The Company currently expects fiscal year 1997 capital expenditures to approximate $1,100,000 with such amount divided approximately evenly between the Stations.

     It is anticipated that significant capital expenditures may be required in the future to implement digital advanced television systems ("ATV") at the Stations. The Federal Communications Commission ("FCC") has determined the technical standards for ATV and in April 1997 established the channel assignments and a time table for implementation of ATV. The FCC has assigned the following ATV channels to the Company's current channels:

     Station   Location                    Current Channel       ATV Channel
     -------   --------                    ---------------       -----------
     KOLN      Lincoln, Nebraska                  10                  25
     KGIN      Grand Island, Nebraska             11                  32
     WEAU      Eau Claire, Wisconsin              13                  39

     Generally, under the FCC's implementation schedule, the Company must apply for ATV construction permits for each of its present television stations by December 1, 1999 and then commence ATV operations by May 1, 2002.
 Under the current FCC implementation schedule the Company would be required to surrender to the government either the current channel or the ATV channel by December 31, 2006 and continue its digital operations thereafter on the retained channel. The foregoing implementation schedule is subject to review by the FCC each two years and is also subject to pending and proposed congressional legislation. Neither the outcome of the FCC review(s) nor the pending or proposed legislation can be predicted by the Company.

     The Company is currently studying the ATV channel assignments for the Stations and the technical requirements, including capital expenditure requirements, to implement ATV at the Stations. The Company currently intends to implement ATV at the Stations within the FCC mandated implementation period but cannot presently predict the cost of such implementation.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

INCOME TAXES

     The Company estimated that its federal NOL carryover as of December 29, 1996 was approximately $60.8 million and that such NOL's will begin to expire in 2005. The Company elected treatment under Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code") when it filed its 1995 federal income tax return. The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL of approximately $59.8 million to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL is not restricted, absent a future "ownership change" under Section 382 of the Code. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  EXHIBITS

          EXHIBIT NO.    DESCRIPTION OF EXHIBITS

              27         Financial Data Schedule for the Quarter ended
                         March 30, 1997

     (b)  REPORTS ON FORM 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSSE  BROADCASTING CORPORATION
                                       -------------------------------
                                                (Registrant)

May 13, 1997                           BY:  /s/ JAMES C. RYAN
--------------------                        -------------------------------
      (Date)                                 James C. Ryan
                                             Chief Financial Officer
                                             (Authorized Officer and
                                             Principal Accounting Officer)