Form 10-Q
period 1997-06-29
BUSSE BROADCASTING CORP
filed 1997-08-12
CIK 831864

-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended June 29, 1997

                                      or

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____to____    Commission file number   33-99622


                        BUSSE BROADCASTING CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 38-2750516
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)

                      141 East Michigan Avenue, Suite 300
                           Kalamazoo, Michigan 49007
                   (Address of principal executive offices)

                                (616) 388-8019
             (Registrant's telephone number, including area code)

                        ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                    ----       ----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes   X      No
                                ----       ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of August 11, 1997, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding. None of the outstanding shares were held by non-affiliates.

-----------------------------------------------------------------------------

                        BUSSE BROADCASTING CORPORATION
                          FORM 10-Q TABLE OF CONTENTS


                                                                                PAGE
                                                                              REFERENCE
                                                                              ---------
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BUSSE BROADCASTING CORPORATION
        Condensed Consolidated Balance Sheets as of June 29, 1997
        (Unaudited) and December 29, 1996 (Audited)                                3

        Unaudited Condensed Consolidated Statements of Operations for the
        Three Months Ended June 29, 1997 and June 30, 1996                         4

        Unaudited Condensed Consolidated Statements of Operations for the
        Six Months Ended June 29, 1997 and June 30, 1996                           5

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended June 29, 1997 and June 30, 1996                           6

        Notes to Unaudited Condensed Consolidated Financial Statements for the
        Six Months Ended June 29, 1997                                             7

KOLN/KGIN, INC.
(A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
        Condensed Consolidated Balance Sheets as of June 29, 1997
        (Unaudited) and December 29, 1996 (Audited)                                14

        Unaudited Condensed Consolidated Statements of Operations and
        Stockholder's Equity for the Three Months Ended
         June 29, 1997 and June 30, 1996                                           15

        Unaudited Condensed Consolidated Statements of Operations and
        Stockholder's Equity for the Six Months Ended
         June 29, 1997 and June 30, 1996                                           16

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended June 29, 1997 and June 30, 1996                           17

        Notes to Unaudited Condensed Consolidated Financial Statements for the
        Six Months Ended June 29, 1997                                             18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.                                                     21

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                         28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                          28

SIGNATURES                                                                         29


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                        Busse Broadcasting Corporation

                     Condensed Consolidated Balance Sheets



                                                                           JUNE 29,     DECEMBER 29,
                                                                            1997           1996
                                                                          UNAUDITED       AUDITED
                                                                       -----------------------------

ASSETS (NOTE 1)
Current assets:
 Cash and cash equivalents (NOTE 3)                                      $8,488,555   $  7,989,805
 Receivables, net                                                         3,827,640      3,848,990
 Other current assets                                                       353,964        856,200
                                                                       -----------------------------
Total current assets                                                     12,670,159     12,694,995

Property, plant and equipment, net                                       13,745,953     14,327,392
Deferred charges and other assets                                         2,118,976      2,424,312
Intangible assets and excess reorganization value                        50,717,219     52,707,124
                                                                       -----------------------------
Total assets                                                            $79,252,307    $82,153,823
                                                                       -----------------------------
                                                                       -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
 Accounts payable and accrued expenses                                  $ 3,081,510    $ 3,174,795
                                                                       -----------------------------
Total current liabilities                                                 3,081,510      3,174,795

Long-term debt (NOTE 3)                                                  60,684,381     60,464,182
Other long-term liabilities                                                 411,048        941,501

Stockholders' equity:
 Series A cumulative convertible preferred stock (non-voting) -
  $.01 par value, $1,000 per share liquidation preference;
  65,524.41 shares authorized, issued and outstanding; including dividends in arrears of $7,074,697 and $4,663,471 at June 29,
  1997 and December 29, 1996, respectively                               24,405,357     21,994,131
 Common stock (voting) - $.01 par value; 2,154,000 shares
  authorized, and 107,700 shares issued and outstanding                       1,077          1,077
 Additional paid-in capital - common stock                                9,185,772      9,185,772
 Accumulated deficit                                                    (18,516,838)   (13,607,635)
                                                                       -----------------------------
Total stockholders' equity                                               15,075,368     17,573,345
                                                                       -----------------------------
Total liabilities and stockholders' equity                              $79,252,307    $82,153,823
                                                                       -----------------------------
                                                                       -----------------------------

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        Busse Broadcasting Corporation

                Condensed Consolidated Statements of Operations
                                   Unaudited



                                                                          THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                    JUNE 29, 1997  JUNE 30, 1996
                                                                 ---------------------------------
Net revenue from continuing operations                               $5,284,833    $ 4,907,765

Operating costs and expenses, excluding depreciation
and amortization                                                      2,180,756      2,088,990
Depreciation                                                            530,269        504,496
Amortization of intangibles and excess reorganization value             977,126        960,409
                                                                 ---------------------------------
Total operating costs and expenses of continuing operations           3,688,151      3,553,895
Corporate expenses                                                      387,601        420,652
                                                                 ---------------------------------
Income from continuing operations                                     1,209,081        933,218

Other income (expense) from continuing operations:
 Interest expense                                                    (2,084,508)    (2,064,998)
 Interest income                                                         90,062         51,217
 Gain on disposition of assets                                              370          1,416
 Other income (expense)                                                  (3,916)         5,220
                                                                 ---------------------------------
Other expense from continuing operations                             (1,997,992)    (2,007,145)
                                                                 ---------------------------------
Loss from continuing operations before income taxes                    (788,911)    (1,073,927)

Provision for current income taxes (NOTE 4)                                  --             --
                                                                 ---------------------------------
Loss from continuing operations                                        (788,911)    (1,073,927)

Discontinued operations (Note 2):
 Income from operations                                                      --         36,678
                                                                 ---------------------------------
Net loss                                                               (788,911)    (1,037,249)

Charges to stockholders' equity for Series A preferred stock
 dividends in arrears                                                (1,205,613)    (1,205,614)
                                                                 ---------------------------------
Net loss attributable to common stockholders                        $(1,994,524)   $(2,242,863)
                                                                 ---------------------------------
                                                                 ---------------------------------

Per common share (Note 1):
 Loss from continuing operations                                    $     (7.33)   $     (9.97)
 Income from discontinued operations                                         --           0.34
 Series A preferred stock dividends in arrears                           (11.19)        (11.19)
                                                                 ---------------------------------
 Net loss attributable to common stockholders                       $    (18.52)   $    (20.82)
                                                                 ---------------------------------
                                                                 ---------------------------------
Weighted average common shares outstanding                              107,700        107,700
                                                                 ---------------------------------
                                                                 ---------------------------------


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        Busse Broadcasting Corporation

                Condensed Consolidated Statements of Operations
                                   Unaudited



                                                                                   SIX MONTHS ENDED
                                                                         -----------------------------------
                                                                           JUNE 29, 1997     JUNE 30, 1996
                                                                         -----------------------------------
Net revenue from continuing operations                                      $9,549,775        $9,419,405

Operating costs and expenses, excluding depreciation and amortization        4,345,637         4,276,221
Depreciation                                                                 1,060,538         1,009,084
Amortization of intangibles and excess reorganization value                  1,989,904         1,936,416
                                                                         -----------------------------------
Total operating costs and expenses of continuing operations                  7,396,079         7,221,721
Corporate expenses                                                             740,554           824,337
                                                                         -----------------------------------
Income from continuing operations                                            1,413,142         1,373,347

Other income (expense) from continuing operations:
 Interest expense                                                           (4,163,284)       (4,263,755)
 Interest income                                                               186,576           147,236
 Gain on disposition of assets                                                     390             1,416
 Other income (expense)                                                         65,199            (5,699)
                                                                         -----------------------------------
Other expense from continuing operations                                    (3,911,119)       (4,120,802)
                                                                         -----------------------------------
Loss from continuing operations before income taxes                         (2,497,977)       (2,747,455)

Provision for current income taxes (NOTE 4)                                         --           (25,000)
                                                                         -----------------------------------
Loss from continuing operations                                             (2,497,977)       (2,772,455)

Discontinued operations (Note 2):
 Income from operations                                                             --           117,375
                                                                         -----------------------------------
Net loss                                                                    (2,497,977)       (2,655,080)

Charges to stockholders' equity for Series A preferred stock
 dividends in arrears                                                       (2,411,226)       (2,252,245)
                                                                         -----------------------------------
Net loss attributable to common stockholders                               $(4,909,203)      $(4,907,325)
                                                                         -----------------------------------
                                                                         -----------------------------------

Per common share (Note 1):
 Loss from continuing operations                                           $    (23.19)      $    (25.74)
 Income from discontinued operations                                                --              1.09
 Series A preferred stock dividends in arrears                                  (22.39)           (20.91)
                                                                         -----------------------------------
 Net loss attributable to common stockholders                              $    (45.58)      $    (45.56)
                                                                         -----------------------------------
                                                                         -----------------------------------
Weighted average common shares outstanding                                     107,700           107,700
                                                                         -----------------------------------
                                                                         -----------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        Busse Broadcasting Corporation

                Condensed Consolidated Statements of Cash Flows
                                   Unaudited



                                                                         SIX MONTHS ENDED
                                                               ------------------------------------
                                                                JUNE 29, 1997        JUNE 30, 1996
                                                               ------------------------------------
OPERATING ACTIVITIES:
Net loss                                                        $(2,497,977)        $(2,655,080)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization                                   3,050,442           3,092,518
  Noncash interest expense                                          220,199             238,904
  Amortization of deferred financing costs                          308,703             295,849
  Program payments over program amortization                         (2,085)            (15,528)
  Gain on disposition of property, plant and equipment                 (390)            (17,166)
  Deferred compensation expense                                     174,520             182,830
  Pension expense                                                    60,000              80,000

  Change in current assets and liabilities:
   Receivables                                                       21,350             388,158
   Other current assets                                              15,782             307,994
   Accounts payable and accrued expenses                           (369,718)            620,518
                                                               ------------------------------------
Net cash provided by operating activities                           980,826           2,518,997

INVESTING ACTIVITIES:
 Capital expenditures                                              (479,099)         (1,132,977)
 Proceeds from disposition of assets                                    390              17,016
 (Increase) decrease in other assets                                 (3,367)                884
                                                               ------------------------------------
Net cash used in investing activities                              (482,076)         (1,115,077)

FINANCING ACTIVITIES:
 Payments on indebtedness                                                --         (35,213,216)
 Payment of deferred financing costs                                     --            (178,934)
                                                               ------------------------------------
Net cash used in financing activities                                    --         (35,392,150)
                                                               ------------------------------------
Net increase (decrease) in cash and cash equivalents                498,750         (33,988,230)
Cash and cash equivalents at beginning of period                  7,989,805          38,893,959
                                                               ------------------------------------
Cash and cash equivalents at end of period                       $8,488,555          $4,905,729
                                                               ------------------------------------
                                                               ------------------------------------

Supplemental disclosure of cash flow information:
 Interest paid during the period                                 $3,634,382          $3,643,821
                                                               ------------------------------------
                                                               ------------------------------------
 Income taxes paid during the period                             $       --          $       --
                                                               ------------------------------------
                                                               ------------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        Busse Broadcasting Corporation

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                 June 29, 1997


1. BASIS OF PRESENTATION

The condensed consolidated financial statements include Busse Broadcasting Corporation and its wholly owned subsidiaries (collectively, "BBC" or the "Company") engaged in the following businesses:

 TELEVISION:
  KOLN/KGIN-TV        CBS Affiliate       Lincoln/Grand Island, Nebraska
  WEAU-TV             NBC Affiliate       Eau Claire/La Crosse, Wisconsin

 PRINTING:
  Winnebago Color Press                   Menasha, Wisconsin
  (Sold December 27, 1996)

All intercompany accounts and transactions have been eliminated in consolidation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As the Company currently has no stock options, the impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended June 29, 1997 and June 30, 1996, respectively, is not expected to be material.

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

                        Busse Broadcasting Corporation

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited



1. BASIS OF PRESENTATION (CONTINUED)

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

2. DISCONTINUED OPERATIONS--SALE OF WINNEBAGO COLOR PRESS

On December 27, 1996, the Company sold substantially all of the assets of its Winnebago Color Press ("Winnebago") division to Winnebago Color Press, Inc., an entity owned in part by Mr. Lawrence A. Busse, the Chairman and Chief Executive Officer of BBC, for $3,327,856 in cash plus the assumption of certain liabilities totaling $369,638 and, after payment of certain selling costs, realized net proceeds of $3,242,235 from such sale. The Company's utilization of such net proceeds is restricted under the terms of a certain indenture relating to the Company's 11 5/8% Senior Secured Notes due October 15, 2000 (see Note 3). In connection with the sale of Winnebago, the Company received an opinion from an investment banking firm that the transaction was fair to the Company and its stockholders. Winnebago was the Company's only operation within its printing segment and accordingly, because of the sale, this segment has been presented as a discontinued operation. The operations of Winnebago for the three and six months ended June 30, 1996 are classified as income from discontinued operations. The net revenues of Winnebago included in the condensed consolidated statements of operations were $1,598,786 and $3,157,641 for the three and six months ended June 30, 1996, respectively.

Corporate expenses and interest income, net of interest expense, have been allocated to income from discontinued operations only if such were directly attributable to Winnebago. For the three months ended June 30, 1996 the corporate expenses and interest income, net of interest expense, allocated to income from discontinued operations were $2,876 and $1,311, respectively. For the six months ended June 30, 1996 the corporate expenses and interest income, net of interest expense, allocated to income from discontinued operations were $5,753 and $573, respectively.

                        Busse Broadcasting Corporation

                                   Unaudited




3. DEBT

Debt is summarized as follows:


                                                            JUNE 29,      DECEMBER 29,
                                                             1997            1996
                                                         -------------------------------
Senior Secured Notes, net of unamortized original issue
 discount of $1,842,619 and $2,062,818 at June 29, 1997
 and December 29, 1996, respectively                       $60,684,381    $60,464,182
                                                         -------------------------------
                                                         -------------------------------


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

The Senior Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with all existing and future senior indebtedness of the Company. The Senior Notes are secured by all of the Company's equity interests in, and certain intercompany indebtedness of, its subsidiaries, including the subsidiaries which hold the Federal Communications Commission ("FCC") licenses of the Company's two television stations, certain agreements and contract rights related to such television stations (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries, and proceeds thereof. In addition, the Company's subsidiaries (collectively, the "Guarantors") have fully and unconditionally guaranteed the Senior Notes on a joint and several and senior secured basis and each such guarantee ranks senior in right of payment to all existing and future subordinated indebtedness of such Guarantor and ranks pari passu with all existing and future senior indebtedness of such Guarantor.

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

The indenture relating to the Senior Notes (the "Indenture") restricts the use of the net proceeds from the sale of Winnebago (which net proceeds consisted of $3,207,000, as determined in accordance with the Indenture). Pursuant to the Indenture, on February 12, 1997 the Company commenced an offer to purchase up to $3,207,000 of aggregate principal amount of Senior Notes with the net proceeds of the sale of Winnebago. The Company's offer to purchase expired, by its terms, on March 14, 1997 with no Senior Notes having been tendered by their respective holders and, consequently, no Senior Notes were purchased by the Company. Under the terms of the Indenture, the Company may utilize the $3,207,000, and the interest earnings thereon, only to make investments in or acquire properties and assets directly related to television and/or radio broadcasting. Pending any such investment or acquisition, such net proceeds may be invested in certain permitted cash equivalents in accordance with the terms of the Indenture.

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

                        Busse Broadcasting Corporation

                                   Unaudited




4. INCOME TAXES

The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three and six months ended June 29, 1997 and for the three months ended June 30, 1996. The income tax provision for the six months ended June 30, 1996 provides for current state taxes.

As of December 29, 1996 the Company had approximately $60.8 million of federal net operating loss carryforwards ("NOL's") which will begin to expire in 2005. Subsequent to the Effective Date (see Note 1), the Company elected treatment under Section 382 (l) (5) of the Internal Revenue Code, as amended. This treatment will allow the Company to utilize, subject to certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

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

 2. The assets and liabilities relating to the operation of KOLN/KGIN-TV were conveyed to a wholly-owned subsidiary, KOLN/KGIN, Inc. (formerly known as Busse Management, Inc. which was formerly known as WWMT, Inc.); and

 3. KOLN/KGIN, Inc. conveyed the FCC licenses relating to the operation of KOLN/KGIN-TV to its wholly-owned subsidiary, KOLN/KGIN License, Inc., in exchange for all of the capital stock of the subsidiary.

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

                                                   JUNE 29,      DECEMBER 29,
                                                    1997            1996
                                                -----------------------------
ASSETS
Current assets                                   $ 2,921,998    $ 3,258,170
Non-current assets                                47,288,283     49,097,117
                                                -----------------------------
                                                 $50,210,281    $52,355,287
                                                -----------------------------
                                                -----------------------------


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                              $   665,841    $ 1,090,989
Non-current liabilities                            6,536,685      6,703,675
Stockholder's equity                              43,007,755     44,560,623
                                                -----------------------------
Total liabilities and stockholder's equity       $50,210,281    $52,355,287
                                                -----------------------------
                                                -----------------------------


                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                               ---------------------------- -----------------------------
                                  JUNE 29,        JUNE 30,      JUNE 29,       JUNE 30,
                                   1997            1996          1997           1996
                               ---------------------------- -----------------------------
Net revenue                     $3,342,150     $2,916,964   $  6,161,283   $  5,816,712
Total operating costs and
 expenses                        2,600,245      2,475,377      5,215,201      5,065,003
Income from operations             741,905        441,587        946,082        751,709
Net loss                          (605,977)      (243,869)    (1,552,868)    (1,056,405)

                        Busse Broadcasting Corporation

                                   Unaudited




6. PENSION PLAN TERMINATION

On July 1, 1997 the Company amended its defined benefit plan (the "Pension Plan") to freeze all benefit and service accruals thereunder and to terminate the Pension Plan effective as of September 28, 1997. An application for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") will be filed pursuant to PBGC regulations. The Company anticipates that the Internal Revenue Service will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue Code and, therefore, will not be subject to tax under present income tax laws. The termination will allow participants to purchase annuities, accept a lump sum or roll over benefits into the Company's 401(k) Savings Plan. A full distribution of plan assets is expected during 1998.

The Pension Plan's available net assets will be allocated to benefits as prescribed by ERISA, generally in the following order:

 a) Certain annuity benefits that former employees or their beneficiaries are receiving or that employees eligible for retirement would have been receiving had they retired;

 b)  Other vested benefits insured by the PBGC, as discussed below;

 c)  All other vested benefits; and

 d)  All nonvested benefits.

The PBGC guarantees most, but not all, vested retirement benefits and certain disability and survivor pensions for plan terminations.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                     Condensed Consolidated Balance Sheets



                                                             JUNE 29,      DECEMBER 29,
                                                              1997            1996
                                                            UNAUDITED        AUDITED
                                                         -------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                 $  135,246     $  299,008
 Receivables, net                                           2,479,970      2,343,022
 Program contract rights                                      126,995        438,219
 Other current assets                                          31,786         29,919
                                                         -------------------------------
Total current assets                                        2,773,997      3,110,168

Property, plant and equipment, net                          7,870,919      8,213,165
Due from Parent                                               308,534        237,465
Deferred charges and other assets                               5,038          5,038
Intangible assets and excess reorganization value          33,693,454     34,992,682
                                                         -------------------------------
Total assets                                              $44,651,942    $46,558,518
                                                         -------------------------------
                                                         -------------------------------

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued expenses                    $   498,870    $   609,878
 Program contracts payable                                     51,828        364,094
                                                         -------------------------------
Total current liabilities                                     550,698        973,972

Deferred income tax liabilities                             1,867,000      1,958,000

Stockholder's equity:
 Common stock (voting) - $.01 par value, 1,000 shares
  authorized, issued and outstanding                               10             10
 Additional paid-in capital                                46,568,577     46,568,577
 Accumulated deficit                                       (4,334,343)    (2,942,041)
                                                         -------------------------------
Total stockholder's  equity                                42,234,244     43,626,546
                                                         -------------------------------
Total liabilities and stockholder's  equity               $44,651,942    $46,558,518
                                                         -------------------------------
                                                         -------------------------------


         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

   Condensed Consolidated Statements of Operations and Stockholder's Equity
                                   Unaudited




                                                                           THREE MONTHS ENDED
                                                                   --------------------------------
                                                                       JUNE 29,          JUNE 30,
                                                                         1997              1996
                                                                   --------------------------------

Net revenue                                                         $ 3,164,150       $ 2,736,964

Operating costs and expenses, excluding depreciation and
 amortization                                                         1,350,136         1,265,677
Depreciation                                                            274,525           265,950
Amortization of intangibles and excess reorganization value             649,614           649,610
Corporate expenses                                                      224,582           211,810
                                                                   --------------------------------
Total operating costs and expenses                                    2,498,857         2,393,047
                                                                   --------------------------------
Income from operations                                                  665,293           343,917

Other income (expense):
 Interest income                                                          4,981             6,360
 Other expense                                                           (7,756)              (73)
                                                                   --------------------------------
Other income (expense)                                                   (2,775)            6,287
                                                                   --------------------------------
Income before income taxes                                              662,518           350,204

(Provision) benefit for income taxes:
 Current                                                             (1,250,000)       (1,065,000)
 Deferred                                                                45,000            70,000
                                                                   --------------------------------
                                                                     (1,205,000)         (995,000)
                                                                   --------------------------------
Net loss                                                               (542,482)         (644,796)

Stockholder's equity at beginning of period                          42,776,726        45,554,883
                                                                   --------------------------------
Stockholder's equity at end of the period                           $42,234,244       $44,910,087
                                                                   --------------------------------
                                                                   --------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

   Condensed Consolidated Statements of Operations and Stockholder's Equity
                                   Unaudited



                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                     JUNE 29,        JUNE 30,
                                                                       1997            1996
                                                                  ------------------------------
Net revenue                                                        $5,801,283      $5,460,712

Operating costs and expenses, excluding depreciation and
 amortization                                                       2,685,051       2,610,375
Depreciation                                                          549,050         532,060
Amortization of intangibles and excess reorganization value         1,299,228       1,299,220
Corporate expenses                                                    443,443         438,398
                                                                  ------------------------------
Total operating costs and expenses                                  4,976,772       4,880,053
                                                                  ------------------------------
Income from operations                                                824,511         580,659

Other income (expense):
 Interest income                                                        9,943          11,857
 Other expense                                                         (7,756)         (7,833)
                                                                  ------------------------------
Other income (expense)                                                  2,187           4,024
                                                                  ------------------------------
Income before income taxes                                            826,698         584,683

(Provision) benefit for income taxes:
 Current                                                           (2,310,000)     (2,065,000)
 Deferred                                                              91,000          94,000
                                                                  ------------------------------
                                                                   (2,219,000)     (1,971,000)
                                                                  ------------------------------
Net loss                                                           (1,392,302)     (1,386,317)

Stockholder's equity at beginning of period                        43,626,546      46,296,404
                                                                  ------------------------------
Stockholder's equity at end of the period                         $42,234,244     $44,910,087
                                                                  ------------------------------
                                                                  ------------------------------


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                Condensed Consolidated Statements of Cash Flows
                                   Unaudited



                                                                             SIX MONTHS ENDED
                                                                   --------------------------------
                                                                        JUNE 29,         JUNE 30,
                                                                          1997             1996
                                                                   --------------------------------
OPERATING ACTIVITIES:
Net loss                                                             $(1,392,302)     $(1,386,317)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization                                        1,848,278        1,831,280
  Program payments over program amortization                              (1,042)         (17,953)
  Deferred income taxes                                                  (91,000)         (94,000)
  Change in current assets and liabilities:
   Receivables                                                          (136,948)         115,443
   Other current assets                                                   (1,867)          27,560
   Accounts payable and accrued expenses                                (111,008)        (159,661)
                                                                   --------------------------------
Net cash provided by operating activities                                114,111          316,352

INVESTING ACTIVITIES:
Capital expenditures                                                    (206,804)        (219,811)
Decrease in other assets                                                      --              882
                                                                   --------------------------------
Net cash used in investing activities                                   (206,804)        (218,929)

FINANCING ACTIVITIES:
(Increase) decrease in due from Parent                                   (71,069)           5,133
                                                                   --------------------------------
Net cash used in financing activities                                    (71,069)           5,133
                                                                   --------------------------------

Net increase (decrease) in cash and cash equivalents                    (163,762)         102,556
Cash and cash equivalents at beginning of period                         299,008          380,938
                                                                   --------------------------------
Cash and cash equivalents at end of period                            $  135,246       $  483,494
                                                                   --------------------------------
                                                                   --------------------------------

Supplemental information
 Income taxes paid                                                    $2,310,000       $2,065,000
                                                                   --------------------------------
                                                                   --------------------------------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Condensed Consolidated Financial Statements
                                   Unaudited

                                 June 29, 1997


1. BASIS OF PRESENTATION

The financial statements present the financial position, results of operations and stockholder's equity, and cash flows of KOLN/KGIN, Inc., a wholly-owned subsidiary of Busse Broadcasting Corporation (the "Company" or "Parent"). KOLN/KGIN, Inc. owns and operates KOLN/KGIN-TV, a CBS affiliate operating channels 10 and 11 in the Lincoln - Hastings - Kearney, Nebraska television market.

The accompanying financial statements include the accounts of KOLN/KGIN License, Inc., a wholly-owned subsidiary of KOLN/KGIN, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Net intercompany balances reflected in the due from Parent account are primarily the result of KOLN/KGIN, Inc.'s participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN, Inc. and the current income taxes that would have been due to the Company. There are no terms of settlement or interest related to these balances which averaged $272,999 and $164,162 due from the Parent during the six months ended June 29, 1997 and June 30, 1996, respectively.

The accompanying unaudited condensed consolidated financial statements in conjunction with the related notes to the financial statements reflect, in the opinion of KOLN/KGIN, Inc., all adjustments, consisting of only normal recurring adjustments, necessary to present fairly KOLN/KGIN, Inc.'s financial position and results of operations for the unaudited interim periods. Results for such interim periods are not necessarily indicative of the results for the respective entire years.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of KOLN/KGIN, Inc. included in the Parent's 1996 Annual Report on Form 10-K.

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                   Unaudited




1. BASIS OF PRESENTATION (CONTINUED)

The Company and its wholly-owned subsidiary, KOLN/KGIN, Inc. (then named WWMT, Inc.), filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. On April 20, 1995 the United States Bankruptcy Court for the district of Delaware (the "Court") confirmed the Plan, such Plan became effective May 3, 1995 (the "Effective Date") and the respective Chapter 11 cases were closed by the Court on September 21, 1995.

2. GUARANTEE OF PARENT'S SENIOR NOTES

On October 26, 1995 the Company issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof.

To facilitate the collateral arrangements required by the Senior Notes the Company effected the following transactions on October 20, 1995:

 1. The assets and liabilities relating to the operation of KOLN/KGIN-TV were conveyed to a wholly-owned subsidiary, KOLN/KGIN, Inc.; and

 2. KOLN/KGIN, Inc. transferred the FCC licenses relating to the operation of KOLN/KGIN-TV to its wholly-owned subsidiary, KOLN/KGIN License, Inc., in exchange for all of the capital stock of the subsidiary.

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

                                KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Notes to Condensed Consolidated Financial Statements (continued)
                                   Unaudited




2. GUARANTEE OF PARENT'S SENIOR NOTES (CONTINUED)

The Senior Notes are senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu with all existing and future senior indebtedness of the Company. The Senior Notes are secured by all of the Company's equity interests in, and certain intercompany indebtedness of, its subsidiaries, including the respective subsidiaries which own KOLN/KGIN-TV and hold the FCC licenses of KOLN/KGIN-TV, certain agreements and contract rights related to such television station (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries, and proceeds thereof. In addition, the Company's subsidiaries (collectively, the "Guarantors") have fully and unconditionally guaranteed the Senior Notes on a joint and several and senior secured basis and each such guarantee ranks senior in right of payment to all existing and future subordinated indebtedness of such Guarantor and ranks pari passu with all existing and future senior indebtedness of such Guarantor.

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

        The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1997 and/or 1996 refer to the three or six month period ended June 29, 1997 or June 30, 1996, respectively.

RESULTS OF OPERATIONS

        The net revenues of KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations") are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming and revenues derived from other operations incidental to television broadcasting. The Stations' primary operating expenses are employee compensation and related benefits, programming, news gathering, newscast production and promotional expenses.

        In general, a television station receives revenues for advertising sold for placement within and adjoining its locally originated programming and adjoining national network programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity within the demographic group an advertiser desires to reach, as measured principally by quarterly audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size of the demographic make-up of the markets served by the television station and the availability of alternate advertising media in the market areas. Advertising rates are highest during the most desirable viewing hours with corresponding reductions during other hours. The ratings of local television stations affiliated with a national television network can be affected by the ratings of the network programming.

        Most advertising contracts are short-term and generally have a duration running a few days to a few weeks. A large portion of the Stations' revenues is generated from local and regional advertising, which is sold primarily by the Stations' sales staff. The remainder of the advertising revenues consists of national advertising, which is sold by an independent national advertising sales representative. The Stations generally pay commissions to advertising agencies on local, regional, and national advertising, and on national advertising the Stations also generally pay commissions to the national sales representative.

        The advertising revenues of the Stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter. Operating expenses of the Stations are generally consistent throughout the fiscal year.

        The Company's sale of Winnebago on December 27, 1996 ended all
Company operations within its printing segment. The results of operations for the three and six months ended June 30, 1996 account for Winnebago as a discontinued operation. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

COMPARISON OF THE THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996

        Net revenue increased $377,068, or 7.7%, to $5,284,833 from $4,907,765 for the three months ended June 29, 1997 compared to the three months ended June 30, 1996. Such increase was primarily attributable to KOLN/KGIN-TV recording a year-to-year increase in net local and national time sales, excluding net political revenues, of approximately 26.7% and 23.0%, respectively, due to a general increase in advertising demand for commercial time by clients within that station's market. WEAU-TV's net local time sales, excluding net political revenues, were substantially unchanged during the three month period ended June 29, 1997 compared to the three months ended June 30, 1996 while, for the same period, net national time sales, excluding net political revenues, decreased approximately 4.4% due to decreased advertiser demand within that station's market. Net political revenue for the Stations during the three months ended June 29, 1997 decreased by approximately $190,000, or 89.2%, to $23,000 from $213,000 between the fiscal periods reflecting 1997 as the "off-year" of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

        Operating expenses, excluding depreciation and amortization expenses, increased $91,766, or 4.4%, to $2,180,756 for the three months ended June 29, 1997 from $2,088,990 for the comparable 1996 period reflecting, in part, increases in certain performance incentive compensation costs associated with KOLN/KGIN-TV.

        Depreciation expenses increased $25,773, or 5.1%, to $530,269 for the three months ended June 29, 1997 from $504,496 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since June 30, 1996.

        Amortization expenses increased $16,717, or 1.7%, to $977,126 for the three months ended June 29, 1997 from $960,409 for the comparable 1996 period.

        Corporate expenses decreased $33,051, or 7.9%, to $387,601 during the three months ended June 29, 1997 from $420,652 for the comparable 1996 period reflecting, in part, differences in the incurrence of charges for professional services between the respective fiscal periods.

        Income from continuing operations increased $275,863, or 29.6%, to $1,209,081 for the three months ended June 29, 1997 from $933,218 for the comparable 1996 period reflecting the increased net revenues, as partially offset by the increased operating expenses, both as discussed above.

        Interest expense increased $19,510, or 1.0%, to $2,084,508 for the three months ended June 29, 1997 from $2,064,998 for the comparable 1996 period reflecting, in part, increasing amortization of the original issue discount related to the Senior Notes.

        Interest income for the three months ended June 29, 1997 increased $38,845, or 75.9% to $90,062 from $51,217 for the comparable 1996 period primarily due to interest earnings on the net proceeds from the sale of Winnebago on December 27, 1996.

        The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three months ended June 29, 1997.

        Income from discontinued operations for the three months ended June 30, 1996 reflects the results for Winnebago, accounted for as a discontinued operation for the 1996 period and includes $1,598,786 of net revenue for the three months then ended. Winnebago was sold December 27, 1996. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

COMPARISON OF THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996

        Net revenue increased $130,370, or 1.4%, to $9,549,775 from $9,419,405 for the six months ended June 29, 1997 compared to the six months ended June 30, 1996. Such increase was primarily attributable to KOLN/KGIN-TV recording a year-to-year increase in net local and national time sales, excluding net political revenues, of approximately 15.4% and 4.3%, respectively, due to a general increase in advertising demand by clients within that station's market. WEAU-TV recorded decreases of approximately 3.3% and 7.5% in net local and national time sales, excluding net political revenues, respectively, during the six month period ended June 29, 1997 compared to the six months ended June 30, 1996 due to decreased advertiser demand within that station's market. Net political revenue for the Stations during the six months ended June 29, 1997 decreased by approximately $256,000, or 82.2%, to $56,000 from $312,000 between the fiscal periods reflecting 1997 as the "off-year" of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

        Operating expenses, excluding depreciation and amortization expenses, increased $69,416, or 1.6%, to $4,345,637 for the six months ended June 29, 1997 from $4,276,221 for the comparable 1996 period reflecting, in part, increases in certain performance incentive compensation costs associated with KOLN-TV.

        Depreciation expenses increased $51,454, or 5.1%, to $1,060,538 for the six months ended June 29, 1997 from $1,009,084 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since June 30, 1996.

        Amortization expenses increased $53,488, or 2.8%, to $1,989,904 for the six months ended June 29, 1997 from $1,936,416 for the comparable 1996 period.

        Corporate expenses decreased $83,783, or 10.2%, to $740,554 during the six months ended June 29, 1997 from $824,337 for the comparable 1996 period reflecting, in part, differences in the incurrence of charges for professional services between the respective fiscal periods.

        Income from continuing operations increased $39,795, or 2.9%, to $1,413,142 for the six months ended June 29, 1997 from $1,373,347 for the comparable 1996 period reflecting the increased net revenues, as partially offset by the increased operating expenses, both as discussed above.

        Interest expense decreased $100,471, or 2.4%, to $4,163,284 for the six months ended June 29, 1997 from $4,263,755 for the comparable 1996 period reflecting the Company's redemption and/or repayment of certain debt in January and October 1996 offset, in part, by increasing amortization of the original issue discount related to the Senior Notes.

        Interest income for the six months ended June 29, 1997 increased $39,340, or 26.7% to $186,576 from $147,236 for the comparable 1996 period primarily due to interest earnings on the net proceeds from the sale of Winnebago on December 27, 1996.

        Other income for the six months ended June 29, 1997 includes approximately $71,000 of income attributable to the favorable settlement of certain property tax disputes.

        The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the six months ended June 29, 1997.

        Income from discontinued operations for the six months ended June 30, 1996 reflects the results for Winnebago, accounted for as a discontinued operation for the 1996 period and includes $3,157,641 of net revenue for the six months then ended. Winnebago was sold December 27, 1996. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents at June 29, 1997 totaled $8,488,555 compared to $7,989,805 at December 29, 1996. The Company's cash balances at June 29, 1997 and December 29, 1996 include the net proceeds, and the interest earnings thereon, from the sale of Winnebago of $3,289,964 and $3,140,000, respectively. The Company's use of such net proceeds, and the interest earnings thereon, is restricted, under the terms of the Indenture, to making investments in or acquiring property and assets directly related to television and/or radio broadcasting. Pending any such investment or acquisition, such net proceeds may be invested in certain permitted cash equivalents in accordance with the terms of the Indenture. Although the Company has no immediate plans to use such net proceeds to invest in or acquire assets directly related to television and/or radio broadcasting, some or all of such proceeds may be used to fund the capital expenditures described below, other capital expenditures, or for other permitted uses.
See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1. The primary changes in the Company's cash position reflect cash provided by operating activities offset, in part, by capital expenditures.

        The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $980,826 and $2,518,997 for the six months ended June 29, 1997 and June 30, 1996, respectively. The decrease in net cash generated between the respective fiscal periods is due primarily to changes in certain working capital accounts.

        The Company continues to have a significant annual cash interest obligation of approximately $7,268,000 with respect to the Senior Notes. Such cash interest obligation is payable in semi-annual installments of approximately $3,634,000 due on the 15th day of April and October.

        In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. During the six months ended June 29, 1997 the Company's capital expenditures totaled $479,099. The Company expects that it may incur up to approximately $600,000 of additional capital expenditures during the second half of fiscal year 1997. Such additional 1997 expenditures will be dependent on the Company's assessment of its operational needs and evaluation of the technical development of certain equipment systems. The Company currently anticipates that its capital expenditure requirements for fiscal years 1998 and 1999, excluding any expenditures for ATV as defined and discussed below, will approximate $1,100,000 per year with such amount allocated approximately evenly between the Stations.

        It is anticipated that significant capital expenditures may be required in the future to implement digital advanced television systems ("ATV") at the Stations. The Federal Communications Commission ("FCC") has determined the technical standards, the channel assignments and a time table for implementation of ATV. The FCC has assigned the following ATV channels to the Company's current channels:

    Station    Location                Current Channel     ATV Channel
    -------    --------                ---------------     -----------

    KOLN       Lincoln, Nebraska             10                25
    KGIN       Grand Island, Nebraska        11                32
    WEAU       Eau Claire, Wisconsin         13                39

        Generally, under the FCC's implementation schedule, the Company must apply for ATV construction permits for each of its present television stations by November 1, 1999 and then commence ATV operations by May 1, 2002. Under the current FCC implementation schedule the Company would generally be required to surrender to the government either the current channel or the ATV channel by December 31, 2006 and continue its digital operations thereafter on the retained channel. Recent legislation requires the FCC to extend the December 31, 2006 surrender date with respect to certain stations within a given television market if (i) at least one network affiliate is not broadcasting a digital service in the given market and has exercised "due diligence" in meeting the ATV buildout requirements for that market or (ii) digital to analog converter technology is not generally available in the given market or (iii) 15 percent or more of the television households in a given market do not subscribe to a multichannel video programming distributor that carries the digital service of each local station and those television households do not have at least one advanced television set or at least one digital to analog converter. The foregoing implementation schedule is subject to review by the FCC each two years and may also be subject to future legislation or judicial review, the effect of which cannot be predicted by the Company.

        The Company is currently studying the ATV channel assignments for the Stations as well as the technical and capital expenditure requirements to implement ATV at the Stations. The Company currently intends to implement ATV at the Stations within the FCC mandated implementation period. The Company cannot presently predict the cost of such implementation but, based upon general industry estimates, currently believes that such costs will be material and will require several million dollars to commence initial ATV operations.

        Although there can be no assurance that the Company will generate earnings in the future sufficient to cover its fixed charges, including the debt service obligations with respect to the Senior Notes, management believes that the cash flow generated from the Company's operations and available cash on hand should be sufficient to fund its interest requirements, working capital needs, anticipated capital expenditures and other operating expenses through the end of fiscal year 1999. The Company's high degree of leverage will have important consequences, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's operating cash flow will be required to be dedicated to the payment of the Company's interest expense; (iii) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (iv) the Company may be more vulnerable in the event of a downturn in its business. The Company's future operating performance and ability to service or refinance the Senior Notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding the intent, belief, or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures within the industry and/or the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K.

     (a)  EXHIBITS.

      EXHIBIT NO.    DESCRIPTION OF EXHIBITS

           27        Financial Data Schedule for the Quarter ended June 29, 1997


     (b)  REPORTS ON FORM 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUSSE BROADCASTING CORPORATION
                              ------------------------------
                                        (Registrant)


DATED:  August 12, 1997       BY:   /s/ JAMES C. RYAN
                                  -------------------------------
                                   James C. Ryan
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Accounting Officer)