Form 10-Q
period 1997-09-28
BUSSE BROADCASTING CORP
filed 1997-11-12
CIK 831864

______________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   __________

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 28, 1997

                                       or

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

                                 (616) 388-8019
              (Registrant's telephone number, including area code)
                         ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of November 12, 1997, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding. None of the outstanding shares were held by non-affiliates.
_______________________________________________________________________________

                         BUSSE BROADCASTING CORPORATION
                           FORM 10-Q TABLE OF CONTENTS

                                                                       PAGE
                                                                     REFERENCE
                                                                    ----------
PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS.

BUSSE BROADCASTING CORPORATION
     Condensed Consolidated Balance Sheets as of September 28, 1997
     (Unaudited) and December 29, 1996 (Audited)                            3

     Unaudited Condensed Consolidated Statements of Operations for the
     Three Months Ended September 28, 1997 and September 29, 1996           4

     Unaudited Condensed Consolidated Statements of Operations for the
     Nine Months Ended September 28, 1997 and September 29, 1996            5

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 28, 1997 and September 29, 1996            6

     Notes to Unaudited Condensed Consolidated Financial Statements for
     the Nine Months Ended September 28, 1997                               7

KOLN/KGIN, INC.
(A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
     Condensed Consolidated Balance Sheets as of September 28, 1997
     (Unaudited) and December 29, 1996 (Audited)                           14

     Unaudited Condensed Consolidated Statements of Operations and Stockholder's Equity for the Three Months Ended
     September 28, 1997 and September 29, 1996                             15

     Unaudited Condensed Consolidated Statements of Operations and Stockholder's Equity for the Nine Months Ended
     September 28, 1997 and September 29, 1996                             16

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 28, 1997 and September 29, 1996           17

     Notes to Unaudited Condensed Consolidated Financial Statements for
     the Nine Months Ended September 28, 1997                              18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                            22

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                               30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                30

SIGNATURES                                                                 31

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                         Busse Broadcasting Corporation

                      Condensed Consolidated Balance Sheets



                                                                     SEPTEMBER 28,        DECEMBER 29,
                                                                         1997                1996
                                                                       UNAUDITED            AUDITED
                                                                    --------------      --------------
ASSETS (NOTE 1)
Current assets:
   Cash and cash equivalents (NOTE 3)                               $  10,876,808       $  7,989,805
   Receivables, net                                                     3,513,559          3,848,990
   Other current assets                                                 1,056,842            856,200
                                                                    --------------      --------------
Total current assets                                                   15,447,209         12,694,995

Property, plant and equipment, net                                     13,419,561         14,327,392
Deferred charges and other assets                                       1,966,026          2,424,312
Intangible assets and excess reorganization value                      49,740,093         52,707,124
                                                                    --------------      --------------
Total assets                                                        $  80,572,889      $  82,153,823
                                                                    --------------      --------------
                                                                    --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
   Accounts payable and accrued expenses                             $  5,892,690       $  3,174,795
                                                                    --------------      --------------
Total current liabilities                                               5,892,690          3,174,795

Long-term debt (NOTE 3)                                                60,798,493         60,464,182
Other long-term liabilities                                                69,326            941,501

Stockholders' equity:
   Series A cumulative convertible preferred stock (non-voting) -
     $.01 par value, $1,000 per share liquidation preference;
     65,524.41 shares authorized, issued and outstanding;
     including dividends in arrears of $8,280,311 and $4,663,471
     at September 28, 1997 and December 29, 1996, respectively         25,610,971         21,994,131
   Common stock (voting) - $.01 par value; 2,154,000 shares
     authorized, and 107,700 shares issued and outstanding                  1,077              1,077
   Additional paid-in capital - common stock                            9,185,772          9,185,772
   Accumulated deficit                                                (20,985,440)       (13,607,635)
                                                                    --------------      --------------
Total stockholders' equity                                             13,812,380         17,573,345
                                                                    --------------      --------------
Total liabilities and stockholders' equity                          $  80,572,889        $82,153,823
                                                                    --------------      --------------
                                                                    --------------      --------------

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Operations
                                    Unaudited


                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 28,   SEPTEMBER 29,
                                                        1997            1996
                                                   --------------   -------------

Net revenue from continuing operations             $  4,372,310    $  4,412,598

Operating costs and expenses,
  excluding depreciation and amortization (NOTE 6)    1,826,777       2,031,247

Depreciation                                            530,269         524,656
Amortization of intangibles and excess
  reorganization value                                  977,127         996,350
                                                   --------------   -------------
Total operating costs and expenses of continuing
  operations                                          3,334,173       3,552,253
Corporate expenses                                      370,150         368,079
                                                   --------------   -------------
Income from continuing operations                       667,987         492,266

Other income (expense) from continuing operations:
  Interest expense                                   (2,045,272)     (2,068,082)
  Interest income                                       103,296          51,309
  Gain on disposition of assets                              --          32,223
  Other income                                           11,001          60,561
                                                   --------------   -------------
Other expense from continuing operations             (1,930,975)     (1,923,989)
                                                   --------------   -------------
Loss from continuing operations before income taxes  (1,262,988)     (1,431,723)

Provision for current income taxes (NOTE 4)                 --              --
                                                   --------------   -------------
Loss from continuing operations                      (1,262,988)     (1,431,723)

Discontinued operations (NOTE 2)  :
  Income from operations                                     --          60,306
                                                   --------------   -------------
Net loss                                             (1,262,988)     (1,371,417)

Charges to stockholders' equity for Series A
  preferred stock dividends in arrears               (1,205,614)     (1,205,613)
                                                   --------------   -------------
Net loss attributable to common stockholders        $(2,468,602)    $(2,577,030)
                                                   --------------   -------------
                                                   --------------   -------------
Per common share (NOTE 1) :
  Loss from continuing operations                     $  (11.73)      $  (13.30)
  Income from discontinued operations                       --             0.56
  Series A preferred stock dividends in arrears          (11.19)         (11.19)
                                                   --------------   -------------
  Net loss attributable to common stockholders        $  (22.92)      $  (23.93)
                                                   --------------   -------------
                                                   --------------   -------------
Weighted average common shares outstanding              107,700         107,700
                                                   --------------   -------------
                                                   --------------   -------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                        NINE MONTHS ENDED
                                                 -------------------------------
                                                  SEPTEMBER 28,    SEPTEMBER 29,
                                                      1997            1996
                                                 --------------   --------------
Net revenue from continuing operations            $  13,922,085   $  13,832,003

Operating costs and expenses,
  excluding depreciation and amortization
  (NOTE 6)                                            6,172,414       6,307,468
Depreciation                                          1,590,807       1,533,740
Amortization of intangibles and excess
  reorganization value                                2,967,031       2,932,766
                                                   ------------   --------------
Total operating costs and expenses of continuing
  operations                                         10,730,252      10,773,974
Corporate expenses                                    1,110,704       1,192,416
                                                   ------------   --------------
Income from continuing operations                     2,081,129       1,865,613

Other income (expense) from continuing operations:
  Interest expense                                   (6,208,556)     (6,331,837)
  Interest income                                       289,872         198,545
  Gain on disposition of assets                             390          33,639
  Other income                                           76,200          54,862
                                                   ------------   --------------
Other expense from continuing operations             (5,842,094)     (6,044,791)
                                                   ------------   --------------
Loss from continuing operations before income taxes  (3,760,965)     (4,179,178)

Provision for current income taxes (NOTE 4)                  --         (25,000)
                                                   ------------   --------------
Loss from continuing operations                      (3,760,965)     (4,204,178)

Discontinued operations (NOTE 2)  :
  Income from operations                                     --         177,681
                                                   ------------   --------------
Net loss                                             (3,760,965)     (4,026,497)

Charges to stockholders' equity for Series A
  preferred stock dividends in arrears               (3,616,840)     (3,457,858)
                                                   ------------   --------------
Net loss attributable to common stockholders      $  (7,377,805)  $  (7,484,355)
                                                   ------------   --------------
                                                   ------------   --------------
Per common share (NOTE 1) :
  Loss from continuing operations                    $   (34.92)      $  (39.03)
  Income from discontinued operations                        --            1.65
  Series A preferred stock dividends in arrears          (33.58)         (32.11)
                                                   ------------   --------------
  Net loss attributable to common stockholders       $   (68.50)      $  (69.49)
                                                   ------------   --------------
Weighted average common shares outstanding              107,700         107,700
                                                   ------------   --------------
                                                   ------------   --------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                        NINE MONTHS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 28,  SEPTEMBER 29,
                                                       1997           1996
                                                   ------------   --------------
OPERATING ACTIVITIES:
Net loss                                           $ (3,760,965)   $ (4,026,497)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                     4,557,838       4,679,503
    Noncash interest expense                            334,311         339,571
    Amortization of deferred financing costs            463,054         446,954
    Program payments over program amortization              (55)        (17,855)
    Gain on disposition of property, plant and
      equipment                                            (390)        (49,389)
    Deferred compensation expense                       265,521         274,247
    Pension expense                                      63,060          80,000
    Gain on pension plan curtailment (NOTE 6)          (344,782)              --

    Change in current assets and liabilities:
     Receivables                                        335,431         558,874
     Other current assets                                74,559         357,928
     Accounts payable and accrued expenses            1,586,775       2,023,969
                                                   ------------   --------------
Net cash provided by operating activities             3,574,357       4,667,305

INVESTING ACTIVITIES:
    Capital expenditures                               (682,976)     (1,575,201)
    Proceeds from disposition of assets                     390          49,389
    Increase in other assets                             (4,768)        (20,456)
                                                   ------------   --------------
Net cash used in investing activities                  (687,354)     (1,546,268)

FINANCING ACTIVITIES:
    Issuance of indebtedness                                 --         580,000
    Payments on indebtedness                                 --     (35,277,669)
    Payment of deferred financing costs                      --        (162,464)
                                                   ------------   --------------
Net cash used in financing activities                        --     (34,860,133)
                                                   ------------   --------------
Net increase (decrease) in cash and cash equivalents  2,887,003     (31,739,096)
Cash and cash equivalents at beginning of period      7,989,805      38,893,959
                                                   ------------   --------------
Cash and cash equivalents at end of period         $ 10,876,808    $  7,154,863
                                                   ------------   --------------
Supplemental disclosure of cash flow information:
    Interest paid during the period                $  3,634,382    $  3,655,487
                                                   ------------   --------------
                                                   ------------   --------------
    Income taxes paid during the period            $         --   $           --
                                                   ------------   --------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         Busse Broadcasting Corporation

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

                               September 28, 1997

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. As the Company currently has no stock options, the impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 28, 1997 and September 29, 1996, respectively, is not expected to be material.

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

The Company and its then sole wholly-owned subsidiary filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. On April 20, 1995 the United States Bankruptcy Court for the district of Delaware (the "Court") confirmed the Plan, such Plan became effective May 3, 1995 (the "Effective Date") and the respective Chapter 11 cases were closed by the Court on September 21, 1995.

2. DISCONTINUED OPERATIONS -- SALE OF WINNEBAGO COLOR PRESS

On December 27, 1996, the Company sold substantially all of the assets of its Winnebago Color Press ("Winnebago") division to Winnebago Color Press, Inc., an entity owned in part by Mr. Lawrence A. Busse, the Chairman and Chief Executive Officer of BBC, for $3,327,856 in cash plus the assumption of certain liabilities totaling $369,638 and, after payment of certain selling costs, realized net proceeds of $3,242,235 from such sale. The Company's utilization of such net proceeds is restricted under the terms of a certain indenture relating to the Company's 11 5/8% Senior Secured Notes due October 15, 2000 (see Note 3). In connection with the sale of Winnebago, the Company received an opinion from an investment banking firm that the transaction was fair to the Company and its stockholders. Winnebago was the Company's only operation within its printing segment and accordingly, because of the sale, this segment has been presented as a discontinued operation. The operations of Winnebago for the three and nine months ended September 29, 1996 are classified as income from discontinued operations. The net revenues of Winnebago included in the condensed consolidated statements of operations were $1,705,770 and $4,863,411 for the three and nine months ended September 29, 1996, respectively.

Corporate expenses and interest income, net of interest expense, have been allocated to income from discontinued operations only if such were directly attributable to Winnebago. For the three months ended September 29, 1996, the corporate expenses and interest expense, net of interest income, allocated to income from discontinued operations were $2,877 and $4,753, respectively and for the nine months then ended the corporate expenses and interest expense, net of interest income, allocated to income from discontinued operations were $8,630 and $4,180, respectively.

                         Busse Broadcasting Corporation

                                    Unaudited

3. DEBT

Debt is summarized as follows:

                                             SEPTEMBER 28,        DECEMBER 29,
                                                 1997               1996
                                             -------------       -------------
Senior Secured Notes, net of unamortized
  original issue discount of $1,728,507 and
  $2,062,818 at September 28, 1997 and
  December 29, 1996, respectively            $  60,798,493       $  60,464,182
                                             -------------       -------------
                                             -------------       -------------


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

The Indenture contains various covenants and restrictions on the Company and its subsidiaries including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries.

The Indenture does not restrict the ability of a subsidiary to pay dividends or make loans or advances to the Company.

                         Busse Broadcasting Corporation

                                    Unaudited

4. INCOME TAXES

The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three and nine months ended September 28, 1997 and for the three months ended September 29, 1996. The income tax provision for the nine months ended September 29, 1996 provides for current state taxes.

As of December 29, 1996 the Company had approximately $60.9 million of federal net operating loss carryforwards ("NOL's") which will begin to expire in 2005. Subsequent to the Effective Date (see Note 1), the Company elected treatment under Section 382 (l)(5) of the Internal Revenue Code, as amended. This treatment will allow the Company to utilize, subject to certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

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

                                                 SEPTEMBER 28,     DECEMBER 29,
                                                      1997            1996
                                                 ------------    ------------
ASSETS
Current assets                                   $  3,456,111    $  3,258,170
Non-current assets                                 46,552,165      49,097,117
                                                 ------------    ------------
Total assets                                     $ 50,008,276    $ 52,355,287
                                                 ------------    ------------
                                                 ------------    ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                              $  1,341,753    $  1,090,989
Non-current liabilities                             6,491,685       6,703,675
Stockholder's equity                               42,174,838      44,560,623
                                                 ------------    ------------
Total liabilities and stockholder's equity       $ 50,008,276    $ 52,355,287
                                                 ------------    ------------
                                                 ------------    ------------


                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                            ----------------------------  ---------------------------
                            SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28, SEPTEMBER 29,
                               1997            1996            1997         1996
                           ------------  -----------      -----------    -----------
Net revenue                $  2,856,551  $ 2,730,567      $ 9,017,834    $ 8,547,279
Total operating costs
  and expenses                2,423,857    2,474,725        7,639,058      7,539,728
Income from operations          432,694      255,842        1,378,776      1,007,551
Net loss                     $ (832,917) $(1,284,191)     $(2,385,785)   $(2,340,569)


                         Busse Broadcasting Corporation

                                    Unaudited

6. PENSION PLAN TERMINATION

On July 1, 1997 the Company amended its defined benefit plan (the "Pension Plan") to freeze all benefit and service accruals thereunder and to terminate, subject to governmental approval, the Pension Plan effective as of September 28, 1997. The Company has recorded a gain of $344,782 for the three and nine months ended September 28, 1997 for the curtailment of the Pension Plan. Such gain is included as a component of operating costs and expenses in the respective statements of operations. Additional charges or gains, if any, for the settlement of the Pension Plan will be recorded upon final settlement of the Pension Plan obligations. Termination and settlement of the Pension Plan is subject to various government agency approvals and the Company does not currently anticipate such settlement to occur prior to the second half of the 1998 fiscal year.

An application for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") will be filed pursuant to PBGC regulations. The Company anticipates that the Internal Revenue Service will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue Code and, therefore, will not be subject to tax under present income tax laws. Upon plan settlement, all active participants will become fully vested and will be able to accept their settlement benefit as an annuity, a lump sum or roll over benefits into the Company's 401(k) Savings Plan.

In anticipation of the settlement of the Pension Plan, on September 30, 1997 the Company contributed $500,000 to the Pension Plan's trust fund.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                      Condensed Consolidated Balance Sheets




                                                 SEPTEMBER 28,     DECEMBER 29,
                                                      1997            1996
                                                    UNAUDITED        AUDITED
                                                  -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                         $   283,524     $   299,008
  Receivables, net                                    2,213,855       2,343,022
  Program contract rights                               600,325         438,219
  Other current assets                                   32,406          29,919
                                                  -------------    -------------
Total current assets                                  3,130,110       3,110,168

Property, plant and equipment, net                    7,689,761       8,213,165
Due from Parent                                         504,576         237,465
Deferred charges and other assets                         5,038           5,038
Intangible assets and excess reorganization value    33,043,840      34,992,682
                                                  -------------    -------------
Total assets                                        $44,373,325     $46,558,518
                                                  -------------    -------------
                                                  -------------    -------------
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses             $   559,075      $  609,878
  Program contracts payable                             527,828         364,094
                                                  -------------    -------------
Total current liabilities                             1,086,903         973,972

Deferred income tax liabilities                       1,822,000       1,958,000

Stockholder's equity:
  Common stock (voting) - $.01 par value, 1,000
    shares authorized, issued and outstanding                10              10
  Additional paid-in capital                         46,568,577      46,568,577
  Accumulated deficit                                (5,104,165)     (2,942,041)
                                                  -------------    -------------
Total stockholder's equity                           41,464,422      43,626,546
                                                  -------------    -------------
Total liabilities and stockholder's equity          $44,373,325     $46,558,518
                                                  -------------    -------------
                                                  -------------    -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

    Condensed Consolidated Statements of Operations and Stockholder's Equity
                                    Unaudited




                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 28,    SEPTEMBER 29,
                                                      1997           1996
                                                  -------------    -------------
Net revenue                                        $  2,678,551    $  2,552,567

Operating costs and expenses, excluding
  depreciation and amortization                       1,180,435       1,217,714
Depreciation                                            274,525         286,110
Amortization of intangibles and excess
  reorganization value                                  649,614         668,839
Corporate expenses                                      217,894         200,674
                                                  -------------    -------------
Total operating costs and expenses                    2,322,468       2,373,337
                                                  -------------    -------------
Income from operations                                  356,083         179,230

Other income (expense):
  Interest income                                         4,095           3,477
  Other income (expense)                                     --            (428)
                                                  -------------    -------------
Other income                                              4,095           3,049
                                                  -------------    -------------
Income before income taxes                              360,178         182,279

(Provision) benefit for income taxes:
 Current                                             (1,175,000)     (1,000,000)
 Deferred                                                45,000          51,000
                                                  -------------    -------------
                                                     (1,130,000)       (949,000)
                                                  -------------    -------------
Net loss                                               (769,822)       (766,721)

Stockholder's equity at beginning of period          42,234,244      44,910,087
                                                  -------------    -------------
Stockholder's equity at end of the period         $  41,464,422   $  44,143,366
                                                  -------------    -------------
                                                  -------------    -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             KOLN/KGIN, Inc.
         (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

Condensed Consolidated Statements of Operations and Stockholder's Equity
                               Unaudited




                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                    SEPTEMBER 28, SEPTEMBER 29,
                                                         1997          1996
                                                     ------------- ------------
Net revenue                                          $ 8,479,834   $ 8,013,279

Operating costs and expenses, excluding
  depreciation and amortization                        3,865,486     3,828,089
Depreciation                                             823,575       818,170
Amortization of intangibles and excess
  reorganization value                                 1,948,842     1,968,059
Corporate expenses                                       661,337       639,072
                                                     ------------- ------------
Total operating costs and expenses                     7,299,240     7,253,390
                                                     ------------- ------------
Income from operations                                 1,180,594       759,889

Other income (expense):
  Interest income                                         14,038        15,334
  Other income (expense)                                  (7,756)       (8,261)
                                                     ------------- ------------
Other income                                               6,282         7,073
                                                     ------------- ------------
Income before income taxes                             1,186,876       766,962

(Provision) benefit for income taxes:
 Current                                              (3,485,000)   (3,065,000)
 Deferred                                                136,000       145,000
                                                     ------------- ------------
                                                      (3,349,000)   (2,920,000)
                                                     ------------- ------------
Net loss                                              (2,162,124)   (2,153,038)

Stockholder's equity at beginning of period           43,626,546    46,296,404
                                                     ------------- ------------
Stockholder's equity at end of the period            $41,464,422   $44,143,366
                                                     ------------- ------------
                                                     ------------- ------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                            NINE MONTHS ENDED
                                                      ---------------------------
                                                       SEPTEMBER 28, SEPTEMBER 29,
                                                            1997          1996
                                                       -------------  ------------
OPERATING ACTIVITIES:
Net loss                                                 $(2,162,124)  $(2,153,038)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                          2,772,417     2,786,229
    Program payments under (over) program amortization         1,628       (19,273)
    Deferred income taxes                                   (136,000)     (145,000)
    Change in current assets and liabilities:
      Receivables                                            129,167       194,142
      Other current assets                                    (2,487)       10,834
      Accounts payable and accrued expenses                  (50,803)      (33,773)
                                                       -------------  ------------
Net cash provided by operating activities                    551,798       640,121

INVESTING ACTIVITIES:
Capital expenditures                                        (300,171)     (383,633)
Decrease in other assets                                          --           883
                                                       -------------  ------------
Net cash used in investing activities                       (300,171)     (382,750)

FINANCING ACTIVITIES:
Increase in due from Parent                                 (267,111)     (514,513)
                                                       -------------  ------------
Net cash used in financing activities                       (267,111)     (514,513)
                                                       -------------  ------------
Net decrease in cash and cash equivalents                    (15,484)     (257,142)
Cash and cash equivalents at beginning of period             299,008       380,938
                                                       -------------  ------------
Cash and cash equivalents at end of period                $  283,524   $   123,796
                                                       -------------  ------------
                                                       -------------  ------------

Supplemental information
    Income taxes paid                                    $ 3,485,000   $ 3,065,000
                                                       -------------  ------------
                                                       -------------  ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

                               September 28, 1997


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

Net intercompany balances reflected in the due from Parent account are primarily the result of KOLN/KGIN, Inc.'s participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN, Inc. and the current income taxes that would have been due to the Company. There are no terms of settlement or interest related to these balances which averaged $371,020 and $423,985 due from the Parent during the nine months ended September 28, 1997 and September 29, 1996, respectively.

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

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

        Notes to Condensed Consolidated Financial Statements (continued)
                                    Unaudited


1. BASIS OF PRESENTATION (CONTINUED)

The Company and its then sole wholly-owned subsidiary, KOLN/KGIN, Inc. (then named WWMT, Inc.), filed voluntary petitions for a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan") on March 10, 1995. On April 20, 1995 the United States Bankruptcy Court for the district of Delaware (the "Court") confirmed the Plan, such Plan became effective May 3, 1995 (the "Effective Date") and the respective Chapter 11 cases were closed by the Court on September 21, 1995.

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

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

        Notes to Condensed Consolidated Financial Statements (continued)
                                    Unaudited


3. PENSION PLAN TERMINATION

On July 1, 1997 the Company amended its defined benefit plan (the "Pension Plan") to freeze all benefit and service accruals thereunder and to terminate, subject to governmental approval, the Pension Plan effective as of September 28, 1997. KOLN/KGIN, Inc. participates in the Company's Pension Plan and accordingly recorded a gain of $172,391 for the three and nine months ended September 28, 1997 for the curtailment of the Pension Plan. Such gain is included as a component of operating costs and expenses in the respective statements of operations. Additional charges or gains, if any, for the settlement of the Pension Plan will be recorded upon final settlement of the Pension Plan obligations. Termination and settlement of the Pension Plan is subject to various government agency approvals and the Company does not currently anticipate such settlement to occur prior to the second half of the 1998 fiscal year.

An application for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") will be filed pursuant to PBGC regulations. The Company anticipates that the Internal Revenue Service will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue Code and, therefore, will not be subject to tax under present income tax laws. Upon plan settlement, all active participants will become fully vested and will be able to accept their settlement benefit as an annuity, a lump sum or roll over benefits into the Company's 401(k) Savings Plan.

In anticipation of the settlement of the Pension Plan, on September 30, 1997 the Company contributed $500,000 to the Pension Plan's trust fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and notes thereto included at Item 1, "Financial Statements," which provide additional information regarding the Company's financial activities and condition. The accompanying unaudited Condensed Consolidated Financial Statements, together with the related notes to such financial statements, reflect, in the Company's opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations for the unaudited interim periods. Results of such interim periods are not necessarily indicative of the results for the respective entire fiscal years.

     The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1997 and/or 1996 refer to the three or nine month period ended September 28, 1997 or September 29, 1996, respectively.

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

    The Company's sale of Winnebago on December 27, 1996 ended all Company operations within its printing segment. The results of operations for the three and nine months ended September 29, 1996 account for Winnebago as a discontinued operation. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

    Net revenue decreased $40,288, or 0.9%, to $4,372,310 from $4,412,598 for the three months ended September 28, 1997 compared to the three months ended September 29, 1996. KOLN/KGIN-TV recorded a year-to-year increase in net local time sales, excluding net political revenues, of approximately 16.8% due to a general increase in advertising demand for commercial time by clients within that station's market. KOLN/KGIN-TV's net national time sales, excluding net political revenues, decreased approximately 6.2% for the three months ended September 28, 1997 when compared to the three months ended September 29, 1996 due to decreased national advertiser demand within that station's market. WEAU-TV's net local and national time sales, excluding net political revenues, decreased approximately 7.4% and 3.3%, respectively, during the three months ended September 28, 1997 compared to the three months ended September 29, 1996 due to decreased advertiser demand within that station's market. Net political revenue for the Stations during the three months ended September 28, 1997 decreased by approximately $164,000, or 97.0%, to $5,000 from $169,000 between the fiscal periods reflecting 1997 as the "off-year" of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

    Operating expenses, excluding depreciation and amortization expenses, decreased $204,470, or 10.1%, to $1,826,777 for the three months ended September 28, 1997 from $2,031,247 for the comparable 1996 period. Such decrease is attributable to a non-recurring gain of $344,782 reflecting the curtailment of the Company's defined benefit retirement plan.

See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

    Depreciation expenses increased $5,613, or 1.1%, to $530,269 for the three months ended September 28, 1997 from $524,656 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since September 29, 1996.

    Amortization expenses decreased $19,223, or 1.9%, to $977,127 for the three months ended September 28, 1997 from $996,350 for the comparable 1996 period.

    Corporate expenses increased $2,071, or 0.6%, to $370,150 during the three months ended September 28, 1997 from $368,079 for the comparable 1996 period reflecting, in part, differences in the incurrence of charges for professional services between the respective fiscal periods.

    Income from continuing operations increased $175,721, or 35.7%, to $667,987 for the three months ended September 28, 1997 from $492,266 for the comparable 1996 period reflecting the non-recurring gain of $344,782 recognized upon the curtailment of the Company's defined benefit retirement plan as discussed above.

    Interest expense decreased $22,810, or 1.1%, to $2,045,272 for the three months ended September 28, 1997 from $2,068,082 for the comparable 1996 period reflecting the Company's repayment of certain debt in October 1996 offset, in part, by increasing amortization of the original issue discount related to the Senior Notes.

    Interest income for the three months ended September 28, 1997 increased $51,987, or 101.3% to $103,296 from $51,309 for the comparable 1996 period primarily due to interest earnings on the net proceeds from the sale of Winnebago on December 27, 1996.

    The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three months ended September 28, 1997.

    Income from discontinued operations for the three months ended September 29, 1996 reflects the results for Winnebago, accounted for as a discontinued operation for the 1996 period and includes $1,705,770 of net revenue for the three months then ended. Winnebago was sold December 27, 1996. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

    Net revenue increased $90,082, or 0.6%, to $13,922,085 from $13,832,003 for the nine months ended September 28, 1997 compared to the nine months ended September 29, 1996. Such increase was primarily attributable to KOLN/KGIN-TV recording a year-to-year increase in net local and national time sales, excluding net political revenues, of approximately 15.9% and 1.0%, respectively, due to a general increase in advertising demand by clients within that station's market. WEAU-TV recorded decreases of approximately 4.6% and 6.1% in net local and national time sales, excluding net political revenues, respectively, during the nine months ended September 28, 1997 compared to the nine months ended September 29, 1996 due to decreased advertiser demand within that station's market. Net political revenue for the Stations during the nine months ended September 28, 1997 decreased by approximately $420,000, or 87.4%, to $61,000 from $481,000 between the fiscal periods reflecting 1997 as the "off-year" of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

    Operating expenses, excluding depreciation and amortization expenses, decreased $135,054, or 2.1%, to $6,172,414 for the nine months ended September 28, 1997 from $6,307,468 for the comparable 1996 period. Such decrease is attributable to a non-recurring gain of $344,782 reflecting the curtailment of the Company's defined benefit retirement plan. See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

    Depreciation expenses increased $57,067, or 3.7%, to $1,590,807 for the nine months ended September 28, 1997 from $1,533,740 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since September 29, 1996.

    Amortization expenses increased $34,265, or 1.2%, to $2,967,031 for the nine months ended September 28, 1997 from $2,932,766 for the comparable 1996 period.

    Corporate expenses decreased $81,712, or 6.8%, to $1,110,704 during the nine months ended September 28, 1997 from $1,192,416 for the comparable 1996 period reflecting, in part, differences in the incurrence of charges for professional services between the respective fiscal periods.

    Income from continuing operations increased $215,516, or 11.6%, to $2,081,129 for the nine months ended September 28, 1997 from $1,865,613 for the comparable 1996 period reflecting the non-recurring gain of $344,782 recognized upon the curtailment of the Company's defined benefit plan as discussed above.

    Interest expense decreased $123,281, or 2.0%, to $6,208,556 for the nine months ended September 28, 1997 from $6,331,837 for the comparable 1996 period reflecting the Company's redemption and/or repayment of certain debt in January and October 1996 offset, in part, by increasing amortization of the original issue discount related to the Senior Notes.

    Interest income for the nine months ended September 28, 1997 increased $91,327, or 46.0% to $289,872 from $198,545 for the comparable 1996 period primarily due to interest earnings on the net proceeds from the sale of Winnebago on December 27, 1996.

    The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the nine months ended September 28, 1997.

    Income from discontinued operations for the nine months ended September 29, 1996 reflects the results for Winnebago, accounted for as a discontinued operation for the 1996 period and includes $4,863,411 of net revenue for the nine months then ended. Winnebago was sold December 27, 1996. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents at September 28, 1997 totaled $10,876,808 compared to $7,989,805 at December 29, 1996. The Company's cash balances at September 28, 1997 and December 29, 1996 include the net proceeds, and the interest earnings thereon, from the sale of Winnebago of $3,318,468 and $3,140,000, respectively. The Company's use of such net proceeds, and the interest earnings thereon, is restricted, under the terms of the Indenture, to making investments in or acquiring property and assets directly related to television and/or radio broadcasting. Pending any such investment or acquisition, such net proceeds may be invested in certain permitted cash equivalents in accordance with the terms of the Indenture. Although the Company has no immediate plans to use such net proceeds to invest in or acquire assets directly related to television and/or radio broadcasting, some or all of such proceeds may be used to fund the capital expenditures described below, other capital expenditures, or for other permitted uses. See Note 3 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item
1. The primary changes in the Company's cash position reflect cash provided by operating activities offset, in part, by capital expenditures.

    The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $3,574,357 and $4,667,305 for the nine months ended September 28, 1997 and September 29, 1996, respectively. The decrease in net cash generated between the respective fiscal periods is due primarily to changes in certain working capital accounts including the reclassification of approximately $590,000 of certain incentive plan obligations from a long term to a current liability during the 1997 period.

    The Company continues to have a significant annual cash interest obligation of approximately $7,268,000 with respect to the Senior Notes. Such cash interest obligation is payable in semi-annual installments of approximately $3,634,000 due on the 15th day of April and October.

    In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. During the nine months ended September 28, 1997 the Company's capital expenditures totaled $682,976. The Company expects that it may incur up to approximately $575,000 of additional capital expenditures during the fourth quarter of fiscal year 1997. Such additional 1997 expenditures will be dependent on the Company's assessment of its operational needs and evaluation of the technical development of certain equipment systems. The Company currently anticipates that its capital expenditure requirements for fiscal years 1998 and 1999, excluding any expenditures for ATV as defined and discussed below, will approximate $1,100,000 per year with such amount allocated approximately evenly between the Stations.

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

INCOME TAXES

    The Company estimated that its federal NOL carryover as of December 29, 1996 was approximately $60.9 million and that such NOL's will begin to expire in 2005. The Company elected treatment under Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code"), when it filed its 1995 federal income tax return. The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL of approximately $59.8 million to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL is not restricted, absent a future "ownership change" under Section 382 of the Code. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

RESIGNATION OF DIRECTOR

    On September 10, 1997 Gary E. Hindes resigned as a member of the Company's Board of Directors leaving three serving directors. As of the date hereof, the directorship vacated by Mr. Hindes remains unfilled and the Company can give no assurance as to when or if such directorship will be filled.

EVALUATION OF STRATEGIC TRANSACTIONS BY CERTAIN STOCKHOLDERS

    On October 15, 1997 the Company was informed by the holders of record of approximately 97.4% of the Company's outstanding capital stock (the "Controlling Stockholders") that they have instructed their financial advisor, the investment banking firm of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), to resume the evaluation of strategic transactions in connection with the possible sale of the Company. The Company can make no assurance as to whether any transaction will result from such evaluation or as to value, timing or structure of any such transaction.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K.

 (A)   EXHIBITS.

       EXHIBIT NO.    DESCRIPTION OF EXHIBITS

          27   Financial Data Schedule for the Quarter ended September 28, 1997


    (B)   REPORTS ON FORM 8-K.

          Form 8-K, dated October 15, 1997 filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing that the Controlling Stockholders had instructed their financial advisor, Morgan Stanley, to resume the evaluation of strategic transactions in connection with the possible sale of the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUSSE BROADCASTING CORPORATION
                              ------------------------------
                                        (Registrant)


DATED:  November 12, 1997          BY:  /s/ JAMES C. RYAN
                                        ______________________
                                        James C. Ryan
                                        Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Accounting Officer)