Form 10-K405
period 1997-12-28
BUSSE BROADCASTING CORP
filed 1998-03-25
CIK 831864

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _____________

                                  FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                _____________


For the fiscal year ended December 28, 1997    Commission file number 33-99622


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

                                 _____________

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None.

                                 _____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                      No
    ____                        ____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                          _____

     As of March 25, 1998, 107,700 shares of Busse Broadcasting Corporation Common Stock were outstanding. None of the outstanding shares were held by non-affiliates.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     X                    No
      ____                     _____

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Item 14 of Part IV are incorporated by reference to:
Busse Broadcasting Corporation's 1995 Registration Statement on Form S-1 (Commission File No. 33-99622) and certain exhibits to such 1995 Registration Statement on Form S-1, Busse Broadcasting Corporation's Report on Form 8-K filed on September 6, 1996, Busse Broadcasting Corporation's Report on Form 8-K filed on December 27, 1996, Busse Broadcasting Corporation's Report on Form 8-K filed on October 15, 1997, Busse Broadcasting Corporation's Report on Form 8-K filed on January 15, 1998, Busse Broadcasting Corporation's Report on Form 8-K filed on February 18, 1998 and Busse Broadcasting Corporation's Report on Form 8-K filed on March 6, 1998.

                                    PART I

ITEM 1.  BUSINESS.

     Busse Broadcasting Corporation (the "Company" or "Busse"), directly or through wholly-owned subsidiaries, owns and operates two network-affiliated very high frequency ("VHF") television stations: KOLN/KGIN-TV, an integrated broadcast station serving Lincoln and Grand Island, Nebraska, and WEAU-TV serving Eau Claire and La Crosse, Wisconsin (collectively, the "Stations"). KOLN/KGIN-TV is affiliated with CBS, Inc. ("CBS") and WEAU-TV is affiliated with National Broadcasting Company, Inc. ("NBC"). KOLN/KGIN-TV and WEAU-TV broadcast in the 101st and 129th largest national media markets ("DMAs"), respectively. The Company's operating strategy for the Stations is (i) to increase viewership and advertising revenues and (ii) to maintain control of operating and programming costs, working capital and capital expenditures without sacrificing the quality of broadcasting services local audiences have come to expect from the Stations.

CORPORATE HISTORY, RESTRUCTURING, PENDING SALE OF THE COMPANY'S CAPITAL STOCK

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

     - The Company issued 100% of its common stock, $0.01 par value per share (the "Common Stock"), to holders of Zero Coupon Notes on a pro rata basis based on the aggregate face amount of Zero Coupon Notes owned by such holders of record. As a result of such issuance, the South Street Investment Funds acquired approximately 98% of the Common Stock.

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

WWMT SALE

     On February 17, 1995, the Company contributed all of the assets and liabilities related to WWMT-TV, Kalamazoo, Michigan ("WWMT"), to a wholly-owned subsidiary, WWMT, Inc., in exchange for all of the capital stock of the subsidiary.

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

ISSUANCE OF SENIOR NOTES; REDEMPTION OF JUNIOR SUBORDINATED NOTES FOR CASH AND SERIES A PREFERRED STOCK AND EXCHANGE OF SENIOR NOTES.

     On October 26, 1995, the Company issued and sold $62,527,000 principal amount of its 11 5/8% Senior Secured Notes due October 15, 2000 ("New Notes" and, together with the Exchange Notes (as defined herein), the "Senior Notes") at a price of 95.96% of the aggregate principal amount thereof and received net proceeds of $58,125,099 after payment of underwriting discounts and commissions of $1,875,810. The Senior Notes are senior secured obligations of the Company secured by all of the Company's equity interests in and certain intercompany indebtedness of its subsidiaries, including the License Subsidiaries (as defined herein) which hold the Federal Communication Commission ("FCC") licenses of the Stations, certain agreements and contract rights related to the Stations (including network affiliation agreements), certain machinery, equipment and fixtures, certain general intangibles, mortgages on substantially all of the owned and certain of the leased real property of the Company and its Subsidiaries and proceeds thereof. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU with all existing and future senior indebtedness of the Company. The Senior Notes are fully and unconditionally guaranteed (together with the guarantees of the Exchange Notes (as defined herein), the "Guarantees") on a senior secured basis by all of the subsidiaries of the Company (the "Guarantors") on a joint and several basis. See Note 6 of Notes to Consolidated Financial Statements for the period ended December 29, 1996 included herein.

     A portion of the net proceeds from the issuance of the Senior Notes was used by the Company on October 26, 1995 to redeem all of the outstanding Secured Senior Subordinated Notes, at 100% of the principal amount thereof plus accrued and unpaid interest thereon, for an aggregate cost of $26,469,445. The remaining net proceeds of $31,655,654 were deposited in an escrow account (the "Escrow Account") maintained by the trustee of the Senior Notes. On January 12, 1996, the Company effected a redemption, without penalty or premium, of 100% of the aggregate principal amount of the Junior Subordinated Notes, plus interest accrued thereon to the date of redemption (the "Junior Subordinated Note Redemption"), as follows: (i) cash on hand of approximately $3,193,409 (the "Excess Cash") plus the funds deposited in the Escrow Account and interest earned thereon was used to redeem certain of the Junior Subordinated Notes at a cost of $35,241,061 and (ii) the balance of the Junior Subordinated Notes not redeemed for cash were redeemed for 65,524.41 shares of the Company's Series A Preferred Stock, at a rate of one share for each $1,000 aggregate principal amount of, and accrued and unpaid interest on, such Junior Subordinated Notes. The South Street Investment Funds beneficially own 100% of the Series A Preferred Stock.

     On March 14, 1996, the Company effected a registered exchange offer (the "Exchange") and exchanged $1,000 in principal amount of its 11 5/8% Senior Secured Notes due 2000 which were registered under the Securities Act of 1933 (the "Exchange Notes") for each $1,000 principal amount of the outstanding New Notes. All of outstanding New Notes were exchanged for Exchange Notes. The sole purpose of the Exchange was to fulfill the obligations of the Company with respect to the registration of the New Notes. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the New Notes, the Company agreed to file with the Securities and Exchange Commission a registration statement relating to the Exchange pursuant to which the Exchange Notes would be issued. The Exchange Notes contain substantially identical terms as the New Notes including principal amount, interest rate, maturity, security and ranking. The Exchange Notes are guaranteed by the Guarantors on the same basis that the New Notes were guaranteed.

CORPORATE REORGANIZATION

     In connection with and prior to the issuance of the Senior Notes, the Company completed a corporate reorganization (the "Corporate Reorganization") pursuant to which (i) all of the assets and liabilities relating to the ownership and operation of KOLN/KGIN-TV were contributed to KOLN/KGIN, Inc. (formerly Busse Management, Inc. and previously WWMT, Inc.), a Delaware corporation and a wholly owned subsidiary of the Company, (ii) KOLN/KGIN, Inc., in turn, transferred the FCC licenses relating to KOLN/KGIN-TV to KOLN/KGIN License, Inc., a Delaware corporation, in exchange for all of the issued and outstanding capital stock of KOLN/KGIN License, Inc. and (iii) the FCC licenses relating to WEAU-TV were transferred to WEAU License, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, in exchange for all of the issued and outstanding capital stock of WEAU

License, Inc. and a promissory note that is subordinated to the Senior Notes, the Guarantees and all other obligations under the Indenture and the related collateral agreements. In connection with the Corporate Reorganization, KOLN/KGIN License, Inc. and WEAU License, Inc. (collectively, the "License Subsidiaries") also entered into agreements that provide the Company and KOLN/KGIN, Inc. with the exclusive right to use the FCC licenses relating to WEAU-TV and KOLN/KGIN-TV, respectively. The Corporate Reorganization was effected, among other things, to facilitate the collateral arrangements to be entered into in connection with the issuance of the Senior Notes. The Senior Notes and the Guarantees are secured by all of the Company's equity interests in, and intercompany indebtedness of, its subsidiaries, including the License Subsidiaries, certain agreements and contract rights related to the Stations, certain machinery, equipment, fixtures and general intangibles of the Company and its subsidiaries, mortgages on substantially all of the owned and certain of the leased real property of the Company and its subsidiaries and proceeds thereof.

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

PENDING SALE OF THE COMPANY'S CAPITAL STOCK

     On February 13, 1998, the Company, all of the holders of record of the Company's capital stock (the "Stockholders") and Gray Communications Systems, Inc., a Georgia Corporation ("Gray"), entered into a definitive purchase agreement (the "Stock Purchase Agreement") whereby Gray agreed to acquire, and the Stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Senior Notes (the "Gray Sale"). The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

     Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to the receipt of requisite governmental approvals, including the approval of the FCC. The Company can make no assurance as to whether the transactions contemplated by the Stock Purchase Agreement will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

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

     Historically, three major broadcast networks -- Capital Cities/ABC, Inc. ("ABC"), NBC and CBS -- dominated broadcast television. In recent years, the Fox Broadcasting Company ("Fox") has effectively evolved into the fourth major network, although the hours of network programming produced by Fox for its affiliates are less than those produced by the other three major networks. In addition, United Paramount Network ("UPN") and WB Television Network ("WB Network") have been launched as new television networks and other companies have announced plans to launch networks in the near future.

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

     Other developments have also affected television programming and delivery. Independent stations have emerged as viable competitors for television viewership share and have stimulated the development of new television networks, two of which, UPN and WB Network, were launched in early 1995. In addition, there has been substantial growth in the number of home satellite dish receivers, direct broadcast satellite receivers, VCRs and other video delivery systems, which has further expanded the number of programming alternatives for household audiences.

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

                                                          1997   1996     1995     1994     1993     1992
                                                         -----  ------- --------  -------  -------  -------
LINCOLN, HASTINGS, KEARNEY AND GRAND ISLAND, NEBRASKA
Market gross revenue in thousands (1) . . . . . . . .      -    $21,100  $19,600  $20,100  $18,000  $17,400
Market revenue growth (decline) from prior period . .      -       7.7%    -2.5%    11.7%     3.5%     7.4%
Market rank (DMA) (2) . . . . . . . . . . . . . . . .      101      101      101      101      100       98
Television homes (in thousands) (2) . . . . . . . . .      253      252      249      248      245      250
Total commercial competitors in market (3)  . . . . .        4        4        3        3        3        3
Station rank in market (4)  . . . . . . . . . . . . .        1        1        1        1        1        1
Station audience share (5)  . . . . . . . . . . . . .       24       24       25       29       29       30

                                                          1997   1996     1995     1994     1993     1992
                                                         -----  ------- --------  -------  -------  -------
LA CROSSE AND EAU CLAIRE, WISCONSIN
Market gross revenue in thousands (1) . . . . . . . .      -    $22,500  $20,300  $19,400  $16,600  $16,700
Market revenue growth (decline) from prior period . .      -      10.8%     4.6%    16.9%    -0.1%    15.2%
Market rank (DMA) (2) . . . . . . . . . . . . . . . .     129       130      135      135      135      134
Television homes (in thousands) (2) . . . . . . . . .     179       177      165      165      164      162
Total commercial competitors in market (3)  . . . . .       4         4        4        4        4        4
Station rank in market (4)  . . . . . . . . . . . . .       1         1        1        1        1        1
Station audience share (6)  . . . . . . . . . . . . .      23        27       25       24       26       27

-----------------
(1) Total broadcast television revenues in the DMA, as estimated and reported by BIA Publications Inc. in "Investing in Television 1997," 3rd Edition (the "BIA Guide").
(2) Based on the Nielsen Station Index Report for the period indicated.
(3) Total number of commercial broadcast television stations in the DMA delivering at least 1% of the 7am -1am Sunday through Saturday ("Sign-on to Sign-off") audience.
(4) Station's rank in market based on its share of total viewing on commercial broadcast television stations in the market, Sign-on to Sign-off.
(5) Station's share of total viewing of commercial broadcast television stations, Sign-on to Sign-off, based on the (a) average derived from the February, May, July and November Television Market Reports published by Arbitron Company ("Arbitron") for 1992 and (b) average derived from the February, May, July and November Nielsen Station Index Reports for 1993, 1994, 1995, 1996 and 1997.
(6) Station's share of total viewing of commercial broadcast television stations, Sign-on to Sign-off, based on the average derived from the February, May, July and November Nielsen Station Index Reports for each of the periods indicated.

KOLN/KGIN-TV, LINCOLN AND GRAND ISLAND, NEBRASKA

     The Lincoln-Hastings-Kearney, Nebraska DMA is the 101st largest, which includes an estimated 253,040 television households. The economy in the Lincoln-Hastings-Kearney region is based primarily on state government, medical services, agriculture and education including the University of Nebraska. As of December 1997, unemployment in the Lincoln metropolitan area was approximately 1.3%, one of the lowest rates in the country. According to the BIA Guide, the average household income in the Lincoln-Hastings-Kearney market in 1995 was $37,040, with effective buying income projected to grow at an annual rate of 4.6% through 2000. Historically, retail sales growth has been closely correlated with expenditures on broadcast television advertising in a given market. Retail sales growth in this market is projected by the BIA Guide to average 4.8% annually through 2000.

     KOLN-TV began operations in 1953 and its satellite station KGIN-TV commenced operations in 1961. KOLN/KGIN-TV is affiliated with CBS. The Lincoln-Hastings-Kearney DMA is a geographically large market covering most of the western two-thirds of Nebraska. KOLN/KGIN-TV, through its broadcast signal translators across the state, provides coverage of the entire market. For the November 1997 rating period, KOLN/KGIN-TV had an audience Sign-on to Sign-off share of 24%, compared to 10%, 5% and 5% for its closest competitors.

     On December 31, 1997, the Company entered into an option agreement (the "Channel 45 Option") with McPike Communications, Inc. ("McPike") to provide McPike with funding in connection with its FCC application for, and construction of, Channel 45 in Lincoln, Nebraska, a UHF channel ("Channel 45"), and to provide the Company with an option to purchase the assets relating to Channel 45. A principal officer of McPike is the controller for KOLN/KGIN-TV. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 45 license, enter into a local marketing agreement (an "LMA") with the Company. An LMA involves the payment of a fee to and/or expenses of a station licensee in exchange for the rights to provide programming to a station and to retain revenues derived from the sale of advertising in such programming. In consideration of the Channel 45 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 45 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 45 Option, the Company has agreed to pay to McPike
(i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 45, (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 45 is granted to any other party or (iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 45 Option in order to perform its obligations under the Channel 51 Option

(described below). The Channel 45 Option will have a term of 10 years following program test authority for McPike's Channel 45 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 45 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 45 Option also provides for a five-year lease to install the Channel 45 antenna on the KOLN-TV tower and the Channel 45 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. On November 6, 1995, Citadel Communications, Ltd. ("Citadel") filed with the FCC a petition to deny McPike's application for Channel 45. Citadel's petition asserts, among other things, that the Company's proposed interest in Channel 45 is so substantial that it violates the FCC's multiple station ownership restrictions. Although McPike has opposed Citadel's petition, the Company cannot predict the outcome of this proceeding. Also, on November 6, 1995, Northwest Television, Inc. ("Northwest") and Larry A. Miller ("Miller"), an individual, filed separate applications with the FCC for Channel 45. The Miller application indicates that the applicant intends to enter into an LMA with Pappas Telecasting of The Midlands, a California Limited Partnership ("Pappas"). Pappas (or affiliates of Pappas) operate, directly or indirectly, television stations KHGI-TV (with its satellite station KWNB-TV), an ABC affiliate, and KTVG-TV (with its satellite station KSNB-TV), affiliated with Fox and UPN, in the Lincoln-Hastings-Kearney market. In addition, Pappas (or an affiliate of Pappas) owns and operates KPTM-TV, a Fox affiliate in the adjacent Omaha, Nebraska television market. In addition, on November 7, 1995, Walnut Creek Telecasting ("Walnut Creek") filed an application with the FCC for Channel
45. The McPike, Northwest, Miller and Walnut Creek applications for Channel 45 are mutually exclusive. On December 14, 1995, Northwest, Miller and Walnut Creek filed a proposed settlement agreement with the FCC pursuant to which, if approved by the FCC, Northwest and Walnut Creek would withdraw their respective applications in return for certain payments from Miller. However, one of the parties has subsequently attempted to withdraw from the proposed settlement and the effect of such attempted withdrawal is unclear.

     On December 31, 1997, the Company entered into an option agreement (the "Channel 51 Option") with Mr. David M. Comisar ("Comisar") to provide Comisar with funding in connection with his FCC application for, and construction of, Channel 51 in Lincoln, Nebraska, a UHF channel ("Channel 51"), and to provide the Company with an option to purchase the assets relating to Channel 51. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to Comisar primarily in the form of a secured loan. In exchange for such financial assistance, Comisar will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 51 license, enter into an LMA with the Company. In consideration of the Channel 51 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 51 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 51 Option, the Company has agreed to pay to Comisar (i) $25,000 within 10 days of a final FCC grant of a construction permit to Comisar for Channel 51, (ii) $25,000 less any amounts received by Comisar as the result of a settlement in the event the construction permit for Channel 51 is granted to any other party or
(iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 51 Option in order to perform its obligations under the Channel 45 Option (described above). The Channel 51 Option will have a term of 10 years following program test authority for Comisar's Channel 51 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to Comisar of $25,000. The Company's exercise price to purchase the Channel 51 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 51 Option also provides for a five-year lease to install the Channel 51 antenna on the KOLN-TV tower and the Channel 51 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. Mutually exclusive applications for Channel 51 were filed by Anthony J. Fant on June 2, 1996, by Channel 51, L.L.C. on July 23, 1996 and by World Broadcasting, Inc. and Prime Broadcasting Company on July 24, 1996.

     On November 25, 1997, the FCC proposed rules to require that pending mutually exclusive applications for commercial broadcast facilities be resolved through auctions, rather than comparative selection procedures. For applications such as McPike's and Comisar's applications filed prior to July 1, 1997, only applications already on file are to be eligible to participate in the auction. Bidding preferences or other advantages might be given to certain types of "designated entities," including minorities, small businesses, women, those promoting ownership diversification, and those proposing service to underserved communities or reception areas. Although each of McPike and Comisar has advised the Company that it intends to prosecute fully its application for Channel 45 and Channel 51, respectively, the Company cannot predict the outcome of the competing applications for Channel 45 and Channel 51 or the proposed auction procedures.

     In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel, the licensee of Station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On October 20, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. On July 12, 1996 the Court of Appeals denied the Company's appeal and dismissed its petition for review. The Company has determined not to appeal the Court of Appeals' decision. Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. KLKN operations have not had a material impact upon the Company's past operations, but the Company cannot predict the impact of KLKN operations upon the Company's future operations.

WEAU-TV, LA CROSSE AND EAU CLAIRE, WISCONSIN

     The La Crosse-Eau Claire, Wisconsin DMA is the 129th largest, with an estimated 179,050 television households. The economy in the La Crosse-Eau Claire region is centered on skilled industry, medical services, agriculture, education and retail businesses. The Eau Claire area had an unemployment rate in December 1997 of approximately 3.3%. According to the BIA Guide, the average household income in the La Crosse-Eau Claire market in 1995 was $32,849, with effective buying income projected to grow at an annual rate of 4.5% through 2000. Retail business sales growth in this market is projected by the BIA Guide to average 4.7% annually during the same period.

     WEAU-TV, the NBC affiliate in the La Crosse-Eau Claire market, began operations in 1953. Although 90 miles apart, the cities of La Crosse and Eau Claire are considered by Nielsen to be a single market that includes 12 counties, ten of which are located in Wisconsin and two of which are located in Minnesota. WEAU-TV's signal covers the entire DMA and extends into 15 counties adjacent to the DMA. WEAU-TV achieves this geographical coverage by utilizing a 2,000 foot tower for its broadcast antenna. There are four commercial stations in the DMA with WEAU-TV constituting one of only two local VHF stations. For the November 1997 rating period, WEAU-TV had a 21% share of the audience sign-on to sign-off compared to a 14%, 14% and a 11% share, respectively, for its closest competitors.

     On December 31, 1997, the Company entered into an option agreement (the "Channel 39 Option") with McPike to provide McPike with funding in connection with its FCC application for, and construction of, Channel 39 in Marshfield, Wisconsin, a UHF channel ("Channel 39"), and to provide the Company with an option to purchase the assets relating to Channel 39. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 39 license, enter into an LMA with the Company. In consideration of the Channel 39 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to FCC and other governmental approvals) to operate Channel 39 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 39 Option, the Company has agreed to pay to McPike (i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 39 or (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 39 is granted to any other party. The Channel 39 Option will have a term of 10 years following program test authority for McPike's Channel 39 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 39 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 39 Option also provides for a five-year lease to install the Channel 39 antenna on the WEAU-TV tower and the Channel 39 transmitter at a suitable location on the WEAU-TV tower site, for a monthly rental of $2,500. On November 25, 1997, the FCC proposed rules to require that pending mutually exclusive applications for commercial broadcast facilities be resolved through auctions, rather than comparative selection procedures. For applications such as McPike's application for Marshfield, which was filed prior to July 1, 1997 and against which no mutually exclusive applications have been filed, the FCC has suggested that it might open a further window for the filing of competing applications or permit parties who had not filed applications to participate in an auction for such facilities. Bidding preferences or other advantages might be given to certain types of "designated entities," including minorities, small businesses, women, those promoting ownership diversification, and those proposing service to underserved communities or reception areas. The FCC has proposed the use of Channel 39 as a second, ATV channel for WEAU-TV, which would preclude its use by McPike at Marshfield and could jeopardize the viability of that application. See "-Federal Regulation of Television Broadcasting - Advanced Television Service."

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

     Network affiliation agreements generally require an affiliate to carry a significant amount of network-provided programming and compensate the affiliate for broadcasting network-provided programming. Although network compensation payments to network affiliated stations generally account for only 4% to 6% of a station's net revenues, network affiliation is generally advantageous because it provides the station with competitive programming at lower cost than may otherwise be available. In addition, certain advertising time in these programs is made available to the local affiliate for its sale to local advertisers.

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

                                                               Year Ended
                             ------------------------------------------------------------------------------------
                               DECEMBER 28,     DECEMBER 29,     DECEMBER 31,       JANUARY 1,      JANUARY 2,
                                   1997             1996            1995               1995            1994
                             ----------------  ---------------  --------------  ---------------  ----------------
                             AMOUNT       %    AMOUNT      %    AMOUNT      %    AMOUNT      %    AMOUNT      %
                             -------      --   -------     --   -------     --   -------     --   ------      --
Local & Regional (a)  . . .  $13,232   60.51%  $12,343  55.36%  $12,070  60.39%  $11,937  55.92%  $10,728  57.08%
National (b)  . . . . . . .    6,492   29.69     6,527  29.27     6,434  32.19     6,562  30.74     6,309  33.57
Network Compensation (c)  .    1,390    6.36     1,371   6.15       735   3.68       753   3.53       835   4.44
Political (d) . . . . . . .      144    0.66     1,451   6.51       161    .80     1,456   6.82       381   2.03
Other Revenue (e) . . . . .      611    2.78       604   2.71       588   2.94       639   2.99       543   2.88
                             -------   ------  -------  ------  -------  ------  -------  ------  -------  ------
Total . . . . . . . . . . .  $21,869     100%  $22,296  100.0%  $19,988  100.0%  $21,347  100.0%  $18,796  100.0%
                             -------   ------  -------  ------  -------  ------  -------  ------  -------  ------
                             -------   ------  -------  ------  -------  ------  -------  ------  -------  ------

----------------
(a) Represents sale of advertising time to local and regional advertisers or agencies representing such advertisers and other local sources.
(b) Represents sale of advertising time to agencies representing national advertisers.
(c)  Represents payment by networks for broadcasting network programming.
(d)  Represents sale of advertising time to political advertisers.
(e) Represents miscellaneous revenue, including payment for production of commercials.

     Automobile advertising constitutes the Stations' single largest source of gross revenues, accounting for approximately 20.4% of their total gross revenues in 1997. Gross revenues from furniture, bedding, appliance and department stores accounted for approximately 14.5%, gross revenues from restaurants accounted for approximately 10.5%, gross revenues from financial services providers accounted for approximately 3.0% and gross revenues from medical service providers accounted for approximately 2.6% of the Company's total gross revenues in 1997. Each other category of advertising revenue represented less than 2.5% of the Stations' total gross revenues. Political revenues in national or statewide election years, such as 1994 and 1996, generally are significantly greater than political revenues in other years.

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

     The WB Network and UPN each has been launched as a new television network and other entities have announced plans to launch additional networks. See "--Programming" below. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

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

     Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, video discs and television game devices), "wireless cable" services, satellite master antenna television systems, low power television stations, television translator stations, multi-point distribution systems and multichannel multi-point distribution systems and other video delivery systems, including video delivery over the internet. The Company's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and competition from video signals delivered over telephone lines. Public broadcasting outlets in most communities compete with commercial television stations for audience, but, with the exception of the use of "donor acknowledgments," not for advertising dollars, although this may change as Congress considers alternative means for the support of public television.

     The broadcasting industry is continuously faced with technological change and innovation, which could possibly have a material adverse effect on the Company's operations and results. Video compression techniques are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditure. Commercial television broadcasting may face future competition from interactive video and data services that may provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems or other video delivery systems. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of the Company's operations. In addition, recent actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies and others. The 1996 Act (as defined herein) permits telephone companies to provide cable service within their telephone service areas; however, it prohibits buyouts of cable operators providing cable service within the telephone company's telephone service area. Telephone companies may provide video programming services using radio communication or may choose to be regulated as a cable system, as a common carrier or as a newly created "open video system." As a common carrier, a telephone company would be required to establish channel capacity sufficient to meet all bona fide demand for carriage. As an operator of an "open video system," a telephone company would have to make channel capacity available to unaffiliated programmers without discrimination and, if demand were to exceed capacity, it could not select programmers for more than one-third of capacity. Open video systems, but not common carriers (so long as the facility is not used in the transmission of video programming directly to subscribers), would be required to comply with rules governing the carriage of television stations on cable systems, including network non-duplication, syndicated exclusivity, must-carry and retransmission consent rules, but would not have to obtain a local government franchise. The FCC is currently considering whether and to what extent a provider of cable service over the facility of a common carrier is subject to regulation as the operator of a cable system, including rules governing carriage of television stations, network non-duplication, syndicated exclusivity, must-carry and retransmission consent. It is not possible to predict the impact of any future relaxation of the former statutory ban on the Company's television stations;

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

     WB Network announced its intention to establish separate affiliations with independent television stations in 1994 and began to distribute programming in January 1995. During 1994, UPN established affiliations with independent stations and began to distribute programming in January 1995. Both of these networks have expanded their programming delivery since the start of their respective operations.

ADVERTISING. The financial success of the Stations is dependent on audience ratings and revenues from advertisers within each Station's geographic market. Advertising rates are based upon the size of the market in which the Station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic make-up of the market served by the Station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertising messages to programming. Advertising revenues comprise the primary source of revenues for the Stations. The Stations compete for such advertising revenues with other television stations in their respective markets. Independent stations may achieve a greater proportion of the television market advertising revenues than network affiliated stations relative to their share of the market's audience because independent stations have greater amounts of available advertising time. The Stations also compete for advertising revenues with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and advertising on the internet.

     Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.

RATING SERVICES DATA

     Except as noted herein, all television audience share and aggregate television audience information contained herein are based upon data compiled from surveys conducted by Nielsen, a national audience measuring service. All television stations in the country are grouped by Nielsen into approximately 210 generally recognized non-overlapping television markets, each called a designated market area ("DMA"), that are ranked in size according to various formulae based upon actual or potential audience. A DMA generally consists of counties in which commercial television stations located in the same general vicinity achieve the largest audience share. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station, a rating, and of the percentage of the audience actually watching television, a share. Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by meters connected directly to selected television sets, while in smaller markets, including the DMAs in which each Station operates, weekly diaries of television viewing are completed by selected households during a four week period comprising most of each February, May, July and November. Advertising rates charged by a television station are based in large part on the number of households tuned to a particular station during a particular time period, the demographic characteristics of those households, and whether the station is a leading station in its geographic market area. In addition, ratings information for periods that the Olympic Games are broadcast by a network, including February 1994, July 1996 and February 1998 are not considered by broadcasters or advertisers to be indicative of future viewing trends. Certain ratings for Olympic periods may be more or less favorable to the Stations than ratings for other periods.

     Television audience share and aggregate television audience share information with respect to KOLN/KGIN-TV for 1992 is based upon data compiled from surveys conducted by Arbitron. During such periods, Arbitron measured rankings within specific geographic markets called ADIs and published its estimates of audience share data in periodic Television Market Reports. The ADI designated for KOLN/KGIN-TV is roughly comparable to the Lincoln-Hastings-Kearney, Nebraska DMA, and the methodology employed by Arbitron to determine audience share data is generally similar to that used by Nielsen in comparable markets. Since 1993, KOLN/KGIN-TV has relied on Nielsen for its ratings data.

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

     The FCC license renewal for WEAU-TV was granted for an eight year term on November 19, 1997 and expires on December 1, 2005. The FCC license renewals for KOLN-TV and KGIN-TV were granted for five year terms on May 27, 1993 and expire on June 1, 1998. The Company has applied to the FCC for a renewal of the KOLN-TV and KGIN-TV licenses to June 1, 2006. Such applications are awaiting FCC action. Although there can be no assurance that the Company's licenses will be renewed upon their expiration, the Company is not aware of any facts or circumstances that would prevent the Company from having its licenses renewed.

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

     On a local basis, FCC rules currently allow an entity to have an attributable interest in only one television station in a market. In addition, FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC would substantially alter these standards. For example, in a pending rulemaking proceeding, the FCC suggests narrowing the geographic scope of the local television cross-ownership rule from Grade B to Grade A contour overlap but only if the stations are located in different DMAs, although existing combinations might be grandfathered. In the same proceeding, the FCC also proposes eliminating the TV/radio cross-ownership restriction entirely or at least exempting larger markets. In addition, the FCC is seeking comment on issues of control and attribution with respect to local marketing agreements entered into by television stations. In addition, on June 1, 1995, the FCC released an interim policy announcing that during the pendency of the foregoing rulemaking, it will not approve assignments or transfers of control of television licenses involving LMA's where the programmer owns an attributable interest in another station in the same market and loans funds to a station and holds an option to purchase the station. This interim policy would not apply to the Company's arrangements with McPike and Comisar. There can be no assurance that any of these rules will be changed or what will be the effect of any such change. The 1996 Act permits existing and future LMAs that are in compliance with FCC regulations.
 Pursuant to the 1996 Act, the FCC is conducting rulemaking to consider common ownership of more than one local TV station, although it is possible that local VHF-VHF combinations would be permitted only in compelling circumstances. The 1996 Act further waives the TV/radio cross ownership restriction in the top 50 markets and facilitates a change in the FCC rule barring common ownership of TV stations and local cable systems by repealing the current statutory ban.

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

     The 1996 Act requires the broadcast industry to establish ratings for sexual, violent or otherwise indecent programming, to inform parents of the ratings for such programming prior to broadcast, and to broadcast signals which would activate a so-called "V-chip" in newly manufactured receivers which would permit parents to program television sets to bar the reception of certain rated programming. In January 1997, an industry coalition voluntarily implemented a rating system identifying two categories of children's programming (those designed for all children and those directed to children aged 7 and up) and four categories of programs designed for various maturity levels of general audiences. Several networks and program suppliers have voluntarily added to these categories symbols designating adult content, including violence, sexuality and language. The ratings are broadcast during the first 15 seconds of each program in a corner of the screen and are beginning to be included in program guides. On March 12, 1998, the FCC approved the industry's program rating system as modified to include the adult content designations. The FCC further ordered manufacturers to include v-chips in at least half of their product models with a picture screen 13 inches or greater in size by July 1, 1999, and in the remaining half of such models by January 1, 2000. The same requirement applies to personal computers that include a television tuner and an appropriately sized monitor.
 The ratings and v-chip have been a source of controversy, and it is possible that the industry, Congress or the courts may order changes. The Company is unable to predict the effect of the ratings system upon its operations.

     In November 1966, the FCC adopted a set of specific regulations relating to children's programming which require television stations to (i) provide an average of at least three hours per week of "core programming" that is specifically designed to educate and inform children; (ii) identify core programs on the air; (iii) provide information about children's programming to program guides; (iv) prepare children's programming reports on a quarterly basis for placement in the station's local public inspection file; and (v) file the quarterly reports with the FCC on an annual basis for an experimental period of three years. In order to qualify as "core programming," a program must be at least 30 minutes long and aired on a regularly scheduled weekly basis between 7 a.m. and 10 p.m.; its educational and informational objective and its target child audience must also be specified in writing in the licensee's quarterly children's television programming report. These requirements became effective January 2, 1997.
All renewals filed after September 1, 1997 are to be evaluated for compliance with the children's programming standard. Licensees airing less than three hours per week of core programming may compensate for up to a thirty minute deficit through other programming and non-programming efforts. The renewals of stations having a deficit of more than 30 minutes per week could result in sanctions, including possible denial. Although the Company is unable to predict the effect of these regulations, it does not believe that they will have a significant impact on the Company's stations.

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

     The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress also enacted legislation that eliminated the minority tax certificate program. In addition, a recent Supreme Court decision has cast into doubt the continued validity of many of the programs designed to increase minority ownership of mass media facilities.

DISTRIBUTION OF VIDEO SERVICES BY TELEPHONE COMPANIES. Recent actions by the FCC and Congress permit telephone companies to engage in the provision of video services within their service areas. The Company cannot predict either the timing or the extent of such involvement. This anticipated involvement results from Congress' lifting of the statutory prohibition against a telephone company providing video programming directly to subscribers within the company's telephone service area, which prevented telephone companies from providing cable service over either the telephone network or a cable system located within the telephone service area.

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

     With respect to the three-year period commencing January 1, 1997, the Company granted retransmission consents to cable systems representing approximately 87.8%, or approximately 246,623, of the cable households within the Stations' markets and provided for substantially all other cable households under "must carry" elections. Generally, the retransmission consent agreements expire on or after December 31, 1999. The Company's revenue derived from these agreements will not have a material impact on future results. Although the Company expects to renew its current retransmission consent agreements upon their expiration, there can be no assurance that such renewals will be entered into.

     On April 8, 1993, a special three judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. However, on June 27, 1994 the United States Supreme Court in a 5-4 decision vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the "must carry" rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved in a more detailed evidentiary record. On December 12, 1995, a special three-judge panel of the United States District Court for the District of Columbia voted on remand to uphold the must-carry provisions. On March 31, 1997, the Supreme Court affirmed the lower court's decision.

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

     In December 1996, the FCC adopted technical standards for ATV which will afford broadcasters the flexibility to respond to market demand by transmitting a mix of HDTV, SDTV and perhaps other services. In August 1996, the FCC proposed a table of ATV channel allotments, which are subject to further review and further revised such table in February 1998. The FCC adopted ATV service rules in April 1997 so broadcasters can provide the services enabled by the new technology.

     The FCC may assign all existing television licensees and permittees a second channel on which to provide ATV simultaneously with their current "NTSC" service. The 1996 Act limits eligibility for ATV licenses to current television licensees and permittees. Accordingly, the ability of McPike and Comisar to obtain second channels for simultaneous operation of their proposed UHF TV stations at Lincoln, Nebraska and Marshfield, Wisconsin remains in doubt. Moreover, the FCC's ATV allotment plan anticipates utilizing Channel 39 as the ATV channel for WEAU-TV, which would preclude its use by McPike at Marshfield, Wisconsin. Unless an alternate channel can be made available either for Marshfield or for the second channel for WEAU-TV, the McPike Marshfield application would no longer be viable. See "- WEAU-TV, LaCrosse and Eau Claire, Wisconsin." Recent legislation requires that by December 31, 2006 broadcasters cease NTSC operations and return to the FCC one of their two channels. The FCC is required to extend the deadline in markets failing to meet prescribed tests for ATV penetration. The 1996 Act permits ATV licensees to offer ancillary services, provided such offerings do not degrade the quality of their ATV service and otherwise meet public interest standards. A spectrum fee will be assessed upon ancillary services which provide compensation to the licensee (other than from advertising on non-subscription services). The FCC is required to reevaluate ATV service within 10 years in light of consumer acceptance and spectrum efficiency.

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

DIRECT BROADCAST SATELLITE SYSTEMS. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations are not carried on DBS systems. In June 1994, DirecTV Inc., a subsidiary of GM Hughes Electronics Corp., and United States Satellite Broadcasting Company initiated DBS service. Other companies have also obtained authority to provide DBS service and may offer DBS service in the future.

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

EMPLOYEES

     At December 28, 1997, the Company had approximately 202 employees, all of which were engaged in television broadcasting. No employees are currently represented by a labor union or covered under any collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

     The following table sets forth the principal operating properties owned or leased by the Company:


                           LOCATION            OWNERSHIP  USE
                     ----------------------    ---------  ------------------------
KOLN/KGIN-TV  . . .  Lincoln, Nebraska         Owned      Office and Studio
KOLN/KGIN-TV  . . .  Grand Island, Nebraska    Leased     Office
KOLN/KGIN-TV  . . .  Hartwell, Nebraska        Owned      Tower
KOLN/KGIN-TV  . . .  Beaver Island, Nebraska   Owned      Tower
WEAU-TV . . . . . .  Eau Claire, Wisconsin     Owned      Office, Studio and Tower
WEAU-TV . . . . . .  Fairchild, Wisconsin      Permanent  Tower
                                               Easement

ITEM 3.  LEGAL PROCEEDINGS.

     In 1993, the FCC allotted VHF Channel 8 to Lincoln, Nebraska, and modified the license of Citadel, the license of station KCAN-TV in Albion, Nebraska, to allow for operation of Channel 8 in Lincoln. The Company opposed and sought reconsideration of such action, but on June 27, 1995 the FCC denied the Company's objections. On October 10, 1995 the Company filed with the United States Court of Appeals for the District of Columbia (the "Court of Appeals") a Notice of Appeal and Petition for Review in respect of this matter. On July 12, 1996 the Court of Appeals denied the Company's appeal and dismissed its petition for review. The Company did not appeal the Court of Appeal's decision. Citadel has changed the station call letters of Channel 8 to KLKN, and in June, 1996, commenced full power over-the-air broadcast operations. KLKN operations have not had a material impact upon the Company's past operations, but the Company cannot predict the impact of KLKN operations upon the Company's future operations.

     The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 11, 1998, the Company sought and received the written consent of the Stockholders (the "1998 Stockholder Consent") to the execution of the Stock Purchase Agreement. Pursuant to the 1998 Stockholder Consent, the Stockholders also ratified the Long Term Incentive Plan (as defined herein) and approved the Incentive Fee Plan (as defined herein) and the Lawrence Busse Option Agreement (as defined herein). See Item 11, "Executive Compensation-Long Term Incentive Plan," "-Incentive Fee Plan" and "-Lawrence Busse Option Agreement."

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     There is no established public trading market for the Company's Common Stock. As of December 28, 1997, the South Street Investment Funds beneficially held 100% of the Company's Common Stock. Messrs. Salovaara and Eckert together indirectly control 100% of the Company's Common Stock. See
Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     No dividends have been declared on the Company's Common Stock nor does the Company intend to declare any such dividends in the forseeable future. Under the terms of the Indenture related to the Senior Notes, dividends are subject to certain limits based on, among other things, the Company's operating cash flow and consolidated interest expense.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial information presented below should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere under Item 8, "Financial Statements and Supplementary Data" and additional information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because of the Restructuring, the adoption of Fresh Start Accounting, the WWMT Sale and accounting for Winnebago as a discontinued operation, the selected data presented as of and for Post-Effective Date periods is not comparable to Pre-Effective Date periods. The selected consolidated financial data for the five years in the period ended December 28, 1997 are derived from the Company's audited consolidated financial statements.


(DOLLARS (EXCEPT DOLLARS PER SHARE) AND SHARES OF COMMON STOCK IN THOUSANDS)

                                                           POST-EFFECTIVE DATE           |         PRE-EFFECTIVE DATE
                                                  ---------------------------------------|------------------------------------
                                                               FISCAL YEAR  MAY 3, 1995  | JANUARY 2,
                                                  FISCAL YEAR     ENDED      THROUGH     |    1995    FISCAL YEAR  FISCAL YEAR
                                                     ENDED     DECEMBER 29, DECEMBER 31, |  THROUGH      ENDED        ENDED
                                                  DECEMBER 28,     1996         1995     |   MAY 2,    JANUARY 1,   JANUARY 2,
                                                      1997       NOTE (B)    NOTE (A&B)  |    1995        1995         1994
                                                  ------------ ------------ ------------ | ---------- -----------  -----------
                                                                                         |
STATEMENT OF OPERATIONS DATA:                                                            |
Net revenue from continuing operations  . . . .   $18,971       $19,274       $11,358    |   $14,511      $44,727     $39,902
Operating costs and expenses, excluding                                                  |
  depreciation and amortization . . . . . . . .     8,428         8,407         5,152    |     8,510       23,676      22,756
Depreciation and amortization . . . . . . . . .     5,802         5,714         3,967    |     1,776        5,646       6,948
Corporate expenses  . . . . . . . . . . . . . .     1,524         1,572           870    |       291          989         836
                                                  -------       -------       -------    |   -------       ------     -------
Income from continuing operations:  . . . . . .     3,217         3,581         1,369    |     3,934       14,416       9,362
  Interest expense, net . . . . . . . . . . . .    (7,896)       (8,113)       (4,958)   |    (7,387)     (26,711)    (24,640)
  Other income (expense)  . . . . . . . . . . .       (39)          (54)            1    |       146         (537)       (705)
                                                  -------       -------       -------    |   -------       ------     -------
                                                   (4,718)       (4,586)       (3,588)   |    (3,307)     (12,832)    (15,983)
Reorganization items:                                                                    |
  Gain on restructuring transaction . . . . . .        --            --            --    |   103,811           --          --
  Legal and professional fees . . . . . . . . .        --            --            --    |    (2,661)      (2,149)       (559)
                                                  -------       -------       -------    |   -------       ------     -------
Income (loss) from continuing operations before                                          |
  income taxes and extraordinary item  . . . . .   (4,718)       (4,586)       (3,588)   |    97,843      (14,981)    (16,542)
Credit for income taxes from continuing                                                  |
  operations . . . . . . . . . . . . . . . . . .       --            --           871    |     2,218          956         253
                                                  -------       -------       -------    |   -------       ------     -------
Income (loss) from continuing operations before                                          |
  discontinued operations and extraordinary item   (4,718)       (4,586)       (2,717)   |   100,061      (14,025)    (16,289)
Discontinued operations:                                                                 |
  Income from discontinued operations, net of                                            |
    taxes. . . . . . . . . . . . . . . . . . . .       --           220            68    |
  Loss on disposal of discontinued operations. .       --        (1,929)           --    |
Extraordinary item -- debt forgiveness related                                           |
  to restructuring transaction . . . . . . . . .       --            --            --    |    46,480           --          --
                                                  -------       -------       -------    |   -------       ------     -------
Net income (loss). . . . . . . . . . . . . . . .  (4,718)       (6,295)       (2,649)    |   146,541      (14,025)    (16,289)
                                                                                         |
Charges to stockholders' equity for Series A                                             |
  preferred stock dividends in arrears . . . . .  (4,822)       (4,663)           --     |        --         (450)       (450)
                                                  -------       -------       -------    |   -------       ------     -------
Net income (loss) attributable to common                                                 |
  stockholders . . . . . . . . . . . . . . . . . $(9,540)     $(10,958)       $(2,649)   |  $146,541     $(14,475)   $(16,739)
                                                  -------       -------       -------    |   -------       ------     -------
                                                  -------       -------       -------    |   -------       ------     -------
Net income (loss) per common share (basic and                                            |
diluted) . . . . . . . . . . . . . . . . . . . .  $(88.58)     $(101.75)      $(24.50)   | $1,450.90     $(143.32)   $(165.73)
                                                  -------       -------       -------    |   -------       ------     -------
                                                  -------       -------       -------    |   -------       ------     -------
Weighted average common shares outstanding . . .    107.7         107.7       108.126    |       101          101         101
                                                  -------       -------       -------    |   -------       ------     -------
                                                  -------       -------       -------    |   -------       ------     -------

                                                               PRE-EFFECTIVE DATE AS OF                POST-EFFECTIVE DATE AS OF
                                                   -----------------------------------------------------------------------------
                                                   DECEMBER 28, DECEMBER 29, DECEMBER 31,   MAY 3,   |   JANUARY 1,  JANUARY 2,
                                                       1997         1996         1995        1995    |      1995        1994
                                                   ------------ ------------ ------------   ------   |   ----------  ----------
                                                                                                     |
BALANCE SHEET DATA:                                                                                  |
Total assets  . . . . . . . . . . . . . . . . . .     $77,936      $82,154     $122,980    $184,985  |     $87,794     $89,704
Total debt  . . . . . . . . . . . . . . . . . . .      60,919       60,464      112,741     171,293  |     215,680     202,093
Stockholders' equity (deficit)  . . . . . . . . .      12,856       17,573        6,538       9,203  |    (143,647)   (129,173)


(a) Commencing on the Effective Date, the Company accounted for its interest in WWMT as an investment held for sale. Accordingly, results of operations for WWMT are not reflected in the historical statement of operations or other data for periods after the Effective Date. See Note 5 to Notes to Consolidated Financial Statements for the year ended
    December 28, 1997.

(b) Winnebago was sold December 27, 1996 and constituted the Company's only operations within the printing segment. The sale of Winnebago has been accounted for by the Company as a discontinued operation since the Effective Date. See Note 4 to Notes to Consolidated Financial Statements for the year ended December 28, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included in Item 8, "Financial Statements and Supplementary Data" which provide additional information regarding the Company's financial activities and condition.

     The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1997, 1996 and/or 1995 refer to the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

     The Company emerged from Chapter 11 bankruptcy reorganization on the Effective Date. The transactions comprising the Restructuring are summarized in Note 1 to Notes to Consolidated Financial Statements of the Company for the year ended December 28, 1997. The primary effects of the Restructuring on results of operations and liquidity are summarized below.

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

     The consolidated financial statements of the Company included in Item 8, "Financial Statements and Supplementary Data," present the consolidated financial position of the Company at December 28, 1997 and December 29, 1996 (Post-Effective Date) and the consolidated results of its operations and cash flows for the fiscal years ended December 28, 1997, December 29, 1996 and the period from May 3, 1995 through December 31, 1995 (Post-Effective Date) and the period from January 2, 1995 through May 2, 1995 (Pre-Effective Date), in conformity with generally accepted accounting principles.

     The net revenue of the Stations are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, news gathering and production, programming and promotions.

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

RESULTS OF OPERATIONS

     The consolidated financial statements of the Company for the Post-Effective Date fiscal period(s) are not comparable to the Pre-Effective Date fiscal period(s) principally in the following areas: (i) depreciation and amortization expense in the Post-Effective Date financial statements reflects the restatement of assets to estimated fair value as of the Effective Date, (ii) interest expense in the Post-Effective Date financial statements reflects the new debt structure of the Company and (iii) the Pre-Effective Date statement of operations includes nonrecurring gains and expenses related to the Restructuring. In addition, as a result of its adoption of Fresh Start Accounting, the Company was required to account for WWMT as an investment held for sale. Accordingly, results of operations for WWMT from May 3, 1995 through the date of sale on June 1, 1995 are excluded from the Company's consolidated results of operations for the fiscal period ended December 31, 1995. Furthermore, as the Company's sale of Winnebago on December 27, 1996 constituted a discontinuance of operations within the printing segment, the Post-Effective Date results of operations account for Winnebago as a discontinued operation.

     In the discussion of operations which follows, the results of operations for the periods from January 2, 1995 through May 2, 1995 (Pre-Effective Date) and May 3, 1995 through December 31, 1995 (Post-Effective Date) are combined for certain items of revenue and expense for purposes of comparison to fiscal year 1996. Revenue and expense items combined in 1995 for the Pre- and Post-Effective Date periods are referred to as "Combined 1995."

COMPARISON OF THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996 (POST-EFFECTIVE DATE)

     Net revenue from continuing operations decreased $303,131, or 1.6%, to $18,971,040 from $19,274,171 for the year ended December 28, 1997 compared to the year ended December 29, 1996. Such decrease was primarily attributable to a decrease in net political revenue for the Stations during the year ended December 28, 1997 of approximately $1,046,000, or 89.9%, to $118,000 from
$1,164,000 for the year ended December 29, 1996, reflecting 1997 as the "off-year" of the biannual election cycle. Such decrease in net political revenue was offset in part by growth in local and national net revenue, excluding political net revenue, at KOLN/KGIN-TV. That station recorded a year-to-year increase in net local and national time sales, excluding net political revenue, of approximately 14.0% and 2.7%, respectively, due to a general increase in advertising demand by clients within that station's market. WEAU-TV recorded decreases of approximately 3.7% and 4.6% in net local and national time sales, excluding net political revenue, respectively, during the year ended December 28, 1997 compared to the year ended December 29, 1996 due to decreased advertiser demand within that station's market. Network compensation for the Stations was consistent between the respective fiscal periods.

     Operating expenses, excluding depreciation and amortization expenses, increased $20,263, or 0.2%, to $8,427,942 for the year ended December 28, 1997 from $8,407,679 for the comparable 1996 period. Such slight increase is attributable to a non-recurring gain of $344,782 reflecting the curtailment of the Company's defined benefit retirement plan offsetting other operating expense increases. See Note 7 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

     Depreciation expenses increased $17,216, or 0.9%, to $1,871,079 for the year ended December 28, 1997 from $1,853,863 for the comparable 1996 period, reflecting depreciation related to capital assets acquired since December 29, 1996.

     Amortization expenses increased $71,305, or 1.8%, to $3,931,304 for the year ended December 28, 1997 from $3,859,999 for the comparable 1996 period.

     Corporate expenses decreased $48,098, or 3.1%, to $1,523,674 during the year ended December 28, 1997 from $1,571,772 for the comparable 1996 period reflecting, in part, differences in the incurrence of charges for professional services between the respective fiscal periods.

     Income from continuing operations decreased $363,817, or 10.2%, to $3,217,041 for the year ended December 28, 1997 from $3,580,858 for the comparable 1996 period reflecting the decreased net revenue and slightly increased operating expenses as discussed above.

     Interest expense decreased $59,495, or 0.7%, to $8,340,845 for the year ended December 28, 1997 from $8,400,340 for the comparable 1996 period reflecting the Company's redemption and/or repayment of certain debt in January and October 1996 offset, in part, by increasing amortization of the original issue discount related to the Senior Notes.

     Interest income for the year ended December 28, 1997 increased $157,279, or 54.7%, to $445,072 from $287,793 for the comparable 1996 period primarily due to interest earnings on the net proceeds from the sale of Winnebago on December 27, 1996.

     The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the year ended December 28, 1997.

     Income from discontinued operations for the year ended December 29, 1996 reflects the results for Winnebago, accounted for as a discontinued operation for the 1996 period and includes $6,896,484 of net revenue for the year then ended. Winnebago was sold on December 27, 1996. See Note 4 to Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

COMPARISON OF THE YEAR ENDED DECEMBER 29, 1996 (POST-EFFECTIVE DATE) AND THE PERIODS FROM JANUARY 2, 1995 THROUGH MAY 2, 1995 (PRE-EFFECTIVE DATE) AND MAY 3, 1995 THROUGH DECEMBER 31, 1995 (POST-EFFECTIVE DATE)

     Net revenue declined $6,594,819, or 25.5%, to $19,274,171 from
$25,868,990 for the year ended December 29, 1996 compared to the Combined 1995 year ended December 31, 1995. Of such decline, $6,234,524 is attributable to the sale of WWMT during the Combined 1995 period and $2,368,909 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. The decline in net revenue was partially offset by increased net revenue at the Stations as described in the next paragraph.

     Net revenue for the Stations for the year ended December 29, 1996 increased $2,008,616, or 11.6%, to $19,274,171 from $17,265,555 for the corresponding Combined 1995 period. Net political revenue for the Stations during the year ended December 29, 1996 increased by approximately $1,033,000 to $1,164,000 from $131,000 for the Combined 1995 period reflecting issue orientated advertising placed by political parties and political action committees and advertising placed on behalf of candidates in connection with the 1996 elections associated with the biannual election cycle. For the year ended December 29, 1996 compared to the Combined 1995 year ended December 31 1995, net national advertising revenues, excluding net political advertising revenues, for KOLN/KGIN-TV increased 4.2% due to increased national advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 0.5% reflecting increased local advertiser demand within the market. For the year ended December 29, 1996 compared to the Combined 1995 year ended December 31, 1995, net national advertising revenues, excluding net political advertising revenues, for WEAU-TV decreased 1.7% due to decreased advertiser demand within that station's market while for the same periods net local advertising revenues, excluding net political advertising revenues, increased 4.9% reflecting increased local advertiser demand within the market. Network compensation for the Stations increased approximately $635,000 to $1,371,000 for the year ended December 29, 1996 compared to $736,000 for the Combined 1995 year ended December 31, 1995. Such increase reflects increased compensation pursuant to new long-term network affiliation agreements for each station which became effective as of January 1, 1996. Such long-term network affiliation agreements, each expiring in 2005, generally do not provide for any additional increases in network compensation for the Stations above the 1996 compensation levels.

     Operating expenses for the year ended December 29, 1996, excluding depreciation and amortization expenses, decreased $5,253,848, or 38.5%, to $8,407,679 from $13,661,527 for the corresponding Combined 1995 period. Of such decline, $3,377,234 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of no operating expenses attributable to WWMT for the year ended December 29, 1996 and $2,100,921 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. In addition, the year ending December 29, 1996 contains charges of $129,507 for pension expenses while the corresponding Combined 1995 period recorded a net benefit of $150,041 resulting from the partial curtailment of the Company's pension plan upon the sale of WWMT. Operating expenses, excluding depreciation and amortization expenses, for the Stations decreased $55,243, or 0.7%, to $8,278,172 for the year ended December 29, 1996 from $8,333,415 for the corresponding Combined 1995 period reflecting certain non-recurring sales promotion costs incurred during the Combined 1995 period.

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

     Corporate expenses increased $410,740, or 35.4%, to $1,571,772 during the year ended December 29, 1996 from $1,161,032 for the Combined 1995 year ended December 31, 1995. Such increase resulted primarily from increased professional service charges during the 1996 period and charges during fiscal year 1996 of approximately $354,000 relating to the accrual of obligations under the Company's Long Term Incentive Plan for 1996 as compared to the incurrence of approximately $236,000 of such charges in the corresponding Combined 1995 period.

     Income from operations decreased $1,722,195, or 32.5%, to $3,580,858 for the year ended December 29, 1996 from $5,303,053 for the corresponding Combined 1995 period. Of such decline, $2,345,983 is attributable to the sale of WWMT during the Combined 1995 period resulting in the inclusion of no income from operations attributable to WWMT for the year ended December 29, 1996 and $123,388 is attributable to accounting for Winnebago as a discontinued operation in the Post-Effective date periods. Income from operations attributable to the Stations increased $1,372,711, or 35.7%, to $5,217,384 for the year ended December 29, 1996 from $3,844,673 for the Combined 1995 period as the Stations' increased net revenues were partially offset by increased amortization charges resulting from the adoption of Fresh Start Accounting.

     Interest expense decreased $4,866,476, or 36.7%, to $8,400,340 for the year ended December 29, 1996 from $13,266,816 for the corresponding Combined 1995 period in part reflecting the Company's Post-Effective Date capitalization, the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption. See Note 6 to Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data." In addition, pursuant to the Plan, the Company did not accrue approximately $1.8 million of interest on certain of its Pre-Effective Date indebtedness for the period from March 9, 1995 through May 2, 1995.

     Interest income decreased $633,851, or 68.8%, to $287,793 for the year ended December 29, 1996 from $921,644 for the Combined 1995 period. Such decrease primarily reflects the inclusion of interest earnings on the WWMT sales proceeds, prior to the redemption of certain indebtedness with such proceeds, only in the Combined 1995 period. See Notes 5 and 6 to Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data." In addition, the Company's cash balances, after giving effect to the issuance of the Senior Notes, the Senior Subordinated Note Redemption and the Junior Subordinated Note Redemption, have been reduced between the respective fiscal periods and associated interest earnings thereon have decreased.

     The Company has analyzed its current and deferred federal and state tax assets and liabilities and has concluded that no provision was required for the year ended December 29, 1996.

     The increase in income from discontinued operations for the year ended December 29, 1996 compared to the corresponding Combined 1995 period in part reflects accounting for Winnebago as a discontinued operation for a full fiscal year in the 1996 period compared to the eight months contained in the 1995 Post-Effective Date period. In addition, such increase reflects slightly improved operating results as net revenue from Winnebago increased $214,970, or 3.2%, to $6,896,484 for the year ended December 29, 1996 from $6,681,514 for the corresponding Combined 1995 period due to increased customer demand. Operating expenses of the discontinued operation were comparable, relative to the respective net sales, between the respective fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company's cash and cash equivalents at December 28, 1997 totaled $8,974,699 compared to $7,989,805 at December 29, 1996. The Company's cash balance at December 28, 1997 includes $3,360,024 of net proceeds from the sale of Winnebago as compared to $3,140,000 for the year ended December 29, 1996; such increase is attributable to the Company's receipt of $102,857 as a working capital purchase price adjustments in February 1997 and interest earnings on the aggregate net proceeds. The Company's use of such aggregate net proceeds is restricted under the terms of the Indenture governing the Senior Notes to making investments in or acquiring property and assets directly related to television and/or radio broadcasting, to funding the capital expenditures described below and other capital expenditures or for other permitted uses. The increase in the Company's cash position resulted primarily from cash generated by the Company's operations offset in part by capital expenditures.

     The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $1,872,699 and $3,816,724 for the years ended December 28, 1997 and December 29, 1996, respectively. The decrease in net cash provided by operations for the year ended December 28, 1997 is due primarily to the Company's results of operations, contributions to the Company's pension plan trust fund and changes in certain working capital accounts.

     The Company's cash interest requirements were generally consistent between fiscal year 1997 and 1996. The Company's cash interest requirements increased significantly during the 1996 fiscal year when compared to the 1995 fiscal year reflecting the semi-annual cash interest payments of approximately $3,634,000 due with respect to the Senior Notes, which were issued in October 1995. Interest on a substantial portion of the indebtedness issued pursuant to the Restructuring, which indebtedness was subsequently redeemed in connection with the sale of WWMT, the issuance of the Senior Notes and the Junior Subordinated Note Redemption, was payable through the issuance of additional securities.

CAPITAL EXPENDITURES

     In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the 1997 fiscal year, capital expenditures totaled $883,599, all of which related to the Stations. The Company currently anticipates that it will make capital expenditures of approximately $1 million for the 1998 fiscal year.

     It is anticipated that significant capital expenditures may be required in the future to implement ATV at the Stations. The FCC has determined the technical standards, the channel assignments and a time table for implementation of ATV. The FCC has assigned the following ATV channels to the Company's current channels:


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

PROGRAM COMMITMENTS

     The Company has entered into contracts to purchase rights to air certain programs at future dates extending through the year 2002. As of December 28, 1997, the Company had aggregate commitments of $3,031,795 under such contracts. Cash payments for program contract rights are made at fixed monthly amounts over the terms of the contracts.

POSSIBLE LOCAL MARKETING AGREEMENTS

     On December 31, 1997, the Company entered into the Channel 45 Option with McPike to provide McPike with funding in connection with its FCC application for, and construction of, Channel 45 and to provide the Company with an option to purchase the assets relating to Channel 45. A principal officer of McPike is the controller for KOLN/KGIN-TV. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 45 license, enter into an LMA with the Company. An LMA involves the payment of a fee to and/or expenses of a station licensee in exchange for the rights to provide programming to a station and to retain revenues derived from the sale of advertising in such programming. In consideration of the Channel 45 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 45 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 45 Option, the Company has agreed to pay to McPike (i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 45, (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 45 is granted to any other party or (iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 45 Option in order to perform its obligations under the Channel 51 Option (described below).
The Channel 45 Option will have a term of 10 years following program test authority for McPike's Channel 45 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 45 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 45 Option also provides for a five-year lease to install the Channel 45 antenna on the KOLN-TV tower and the Channel 45 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. On November 6, 1995, Citadel filed with the FCC a petition to deny McPike's application for Channel 45. Citadel's petition asserts, among other things, that the Company's proposed interest in Channel 45 is so substantial that it violates the FCC's multiple station ownership restrictions. Although McPike has opposed Citadel's petition, the Company cannot predict the outcome of this proceeding. Also, on November 6, 1995, Northwest and Miller filed separate applications with the FCC for Channel 45. The Miller application indicates that the applicant intends to enter into an LMA with Pappas. Pappas (or affiliates of Pappas) operate, directly or indirectly, television stations KHGI-TV (with its satellite station KWNB-TV), an ABC affiliate, and KTVG-TV (with its satellite station KSNB-TV), affiliated with Fox and UPN, in the Lincoln-Hastings-Kearney market. In addition, Pappas (or an affiliate of Pappas) owns and operates KPTM-TV, a Fox affiliate in the adjacent Omaha, Nebraska television market. In addition, on November 7, 1995, Walnut Creek filed an application with the FCC for Channel 45.

The McPike, Northwest, Miller and Walnut Creek applications for Channel 45 are mutually exclusive. On December 14, 1995, Northwest, Miller and Walnut Creek filed a proposed settlement agreement with the FCC pursuant to which, if approved by the FCC, Northwest and Walnut Creek would withdraw their respective applications in return for certain payments from Miller. However, one of the parties has subsequently attempted to withdraw from the proposed settlement and the effect of such attempted withdrawal is unclear.

     On December 31, 1997, the Company entered into the Channel 51 Option with Comisar to provide Comisar with funding in connection with his FCC application for, and construction of, Channel 51 and to provide the Company with an option to purchase the assets relating to Channel 51. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to Comisar primarily in the form of a secured loan. In exchange for such financial assistance, Comisar will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 51 license, enter into an LMA with the Company. In consideration of the Channel 51 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 51 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 51 Option, the Company has agreed to pay to Comisar (i) $25,000 within 10 days of a final FCC grant of a construction permit to Comisar for Channel 51, (ii) $25,000 less any amounts received by Comisar as the result of a settlement in the event the construction permit for Channel 51 is granted to any other party or (iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 51 Option in order to perform its obligations under the Channel 45 Option (described above). The Channel 51 Option will have a term of 10 years following program test authority for Comisar's Channel 51 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to Comisar of $25,000. The Company's exercise price to purchase the Channel 51 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 51 Option also provides for a five-year lease to install the Channel 51 antenna on the KOLN-TV tower and the Channel 51 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. Mutually exclusive applications for Channel 51 were filed by Anthony J. Fant on June 2, 1996, by Channel 51, L.L.C. on July 23, 1996 and by World Broadcasting, Inc. and Prime Broadcasting Company on July 24, 1996.

     On November 25, 1997, the FCC proposed rules to require that pending mutually exclusive applications for commercial broadcast facilities be resolved through auctions, rather than comparative selection procedures. For applications such as McPike's and Comisar's applications filed prior to July 1, 1997, only applications already on file are to be eligible to participate in the auction. Bidding preferences or other advantages might be given to certain types of "designated entities," including minorities, small businesses, women, those promoting ownership diversification, and those proposing service to underserved communities or reception areas. Although each of McPike and Comisar has advised the Company that it intends to prosecute fully its application for Channel 45 and Channel 51, respectively, the Company cannot predict the outcome of the competing applications for Channel 45 and Channel 51 or the proposed auction procedures.

     On December 31, 1997, the Company entered into the Channel 39 Option with McPike to provide McPike with funding in connection with its FCC application for, and construction of, Channel 39 and to provide the Company with an option to purchase the assets relating to Channel 39. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 39 license, enter into an LMA with the Company. In consideration of the Channel 39 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to FCC and other governmental approvals) to operate Channel 39 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 39 Option, the Company has agreed to pay to McPike (i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 39 or (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 39 is granted to any other party. The Channel 39 Option will have a term of 10 years following program test authority for McPike's Channel 39 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 39 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 39 Option also provides for a five-year lease to install the Channel 39 antenna on the WEAU-TV tower and the Channel 39 transmitter at a suitable location on the WEAU-TV tower site, for a monthly rental of $2,500. Pursuant to the FCC proposed rules, pending mutually exclusive applications for commercial broadcast facilities are to be resolved through auctions, rather than comparative selection procedures. For applications such as McPike's application for Marshfield, which was filed prior to July 1, 1997 and against which no mutually exclusive applications have been filed, the FCC has suggested that it might open a further window for the filing of competing applications or permit parties who had not filed applications to participate in an auction for such facilities. Bidding preferences or other advantages might be given to certain types of "designated entities," including minorities, small businesses, women, those promoting ownership diversification, and those proposing service to underserved communities or reception areas. The FCC has proposed the use of Channel 39 as a second, ATV channel for WEAU-TV, which would preclude its use by McPike at Marshfield and could jeopardize the viability of that application. See "Company and Industry Overview - Television - Federal Regulation of Television Broadcasting - Advanced Television Service."

OTHER LIQUIDITY AND CAPITAL RESOURCES ISSUES

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

IMPACT OF THE YEAR 2000 ON THE COMPANY'S OPERATIONS

     The Company has commenced a review of the possible impact of the year 2000 on the software systems directly utilized by the Company and such review is currently expected to be completed by December 31, 1998. While the Company can make no assurances as to the impact of the year 2000 on its operations, it currently anticipates that any adverse consequences of the year 2000 on the Company's software systems will not create a significant disruption to the Company's operations and that remedial costs, if any, are not anticipated to be material. The actual results of the Company's on going review may produce results materially different from the result presently anticipated due to, among other factors, (i) the accuracy and timeliness of any remedial steps performed by third party software providers to the Company, (ii) the ability and cost to identify, correct or replace all relevant software programs, and (iii) the cost and availability of personnel or third parties to provide effective and timely remedial action.

INCOME TAXES

     The Company estimated that its federal NOL carryover as of December 28, 1997 was approximately $61.4 million and that such NOLs will begin to expire in 2005. The Company elected treatment under Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code"), when it filed its 1995 federal income tax return. The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL of approximately $59.8 million to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL is not restricted, absent a future "ownership change" under Section 382 of the Code. The ownership change incurred upon closing of the Stock Purchase Agreement will cause the Company's use of the Pre- and Post-Effective Date NOL to be restricted under Section 382 of the Code. See Note 8 of Notes to Consolidated Financial Statements included in "Financial Statements and Supplementary Data" at Item 8.

RESIGNATION OF DIRECTOR

     On October 15, 1996, by unanimous written consent of the then serving directors, the Board of Directors of the Company was expanded from three to four directors and Mr. Gary E. Hindes became a director of the Company on such date. On September 10, 1997, Mr. Hindes resigned as a member of the Company's Board of Directors leaving three serving directors. As of the date hereof, the directorship vacated by Mr. Hindes remains unfilled and the Company can give no assurance as to when or if such directorship will be filled.

STOCK PURCHASE AGREEMENT

On February 13, 1998, the Company, the Stockholders and Gray entered into the Stock Purchase Agreement whereby Gray agreed to acquire, and the Stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Senior Notes. The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to the receipt of requisite governmental approvals, including the approval of the FCC. The Company can make no assurance as to whether the transactions contemplated by the Stock Purchase Agreement will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

Effective with the closing of the Stock Purchase Agreement, Messrs. Busse and Ryan will resign as executive officers of, and terminate their respective employment with, the Company and Messrs. Busse, Beck and Cornwell will resign as directors of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information concerning the executive officers and directors of the Company as of December 28, 1997:


      NAME             AGE                  POSITION
-------------------    ---       ------------------------------------
Lawrence A. Busse      61        Chairman of the Board and President
James C. Ryan          37        Chief Financial Officer
Robert Greinert        66        Winnebago Color Press General Manager
Frank Jonas            50        KOLN/KGIN-TV General Manager
Cheryl Weinke          43        WEAU-TV General Manager
W. Don Cornwell        49        Director
Stuart J. Beck         50        Director


     Lawrence A. Busse has served as Chairman of the Board, President and a Director of the Company since its inception in 1987. Mr. Busse has been active in broadcasting for over 35 years. From 1973 until 1984, Mr. Busse worked in various management roles for Post Corporation including the General Manager positions with WLUC-TV, Marquette, Michigan, WEAU-TV, Eau Claire, Wisconsin, WOKR-TV, Rochester, New York, and WLUK-TV, Green Bay, Wisconsin. In 1984, Mr. Busse became Executive Vice President of the Broadcast Division of Post Corporation following its acquisition by GHI. Prior to joining the Company, Mr. Busse served as President of this division.

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

     Frank Jonas has been the General Manager of KOLN/KGIN-TV since October 1986. Mr. Jonas has been active in broadcasting for over 25 years. In 1978, Mr. Jonas joined WLUC-TV in Marquette, Michigan as General Sales Manager and was named the General Sales Manager of WLUK-TV in Green Bay, Wisconsin in 1980. From September 1984 through October 1986, Mr. Jonas was the General Manager at KTVO-TV, Kirksville, Missouri.

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

     W. Don Cornwell has served as Director of the Company since the Effective Date. Mr. Cornwell is a founding stockholder of Granite and has been Chairman of the Board of Directors and Chief Executive Officer of Granite since February 1988. Mr. Cornwell served as President of Granite, which office then included the duties of chief executive officer, until September 1991 when he was elected to the newly-created office of the Chief Executive Officer. Prior to founding Granite, Mr. Cornwell served as a Vice President in the Investment Banking Division of Goldman, Sachs & Co. ("Goldman Sachs") from May 1976 to July 1988. In addition, Mr. Cornwell was the Chief Operating Officer of the Corporate Finance Department of Goldman Sachs from January 1980 to August 1987. Mr. Cornwell is a director of CVS Corporation, Pfizer, Inc., Hershey Trust Company and the Milton S. Hershey School.

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

     Contemporaneously with the closing of the Gray Sale, Messrs. Busse and Ryan will resign as executive officers of, and terminate their respective employment with, the Company and Messrs. Busse, Beck and Cornwell will resign as directors of the Company.

DIRECTOR COMPENSATION

     Directors not also serving as employees of the Company are paid a fee of $9,000 per year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company to its chief executive officer, the President, and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 during 1997:

                              SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION
                                               -----------------------
                                                          OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY    BONUS(1)   COMPENSATION   COMPENSATION(2)
---------------------------   ----   ------   ----------  ------------  ---------------
Lawrence A. Busse             1997  $319,407  $256,397         N/A         $32,417
Chairman of the Board         1996   301,327   262,775         N/A          25,687
and President                 1995   284,271   135,553         N/A         358,264

James C. Ryan                 1997   111,098    84,188         N/A           1,787
Chief Financial Officer       1996   104,809    86,506         N/A             950
                              1995    98,877    45,881         N/A         125,924

Frank Jonas                   1997   165,916   104,683         N/A           17,633
KOLN/KGIN-TV Gen. Mgr.        1996   158,016    82,830         N/A           14,910
                              1995   150,491    59,781         N/A           38,273

Cheryl Weinke                 1997   103,319    71,535         N/A           11,244
WEAU-TV Gen. Mgr.             1996    98,399    87,687         N/A            8,987
                              1995    93,713    73,466         N/A           33,829

Robert Greinert               1997       N/A       N/A         N/A              N/A
Winnebago Gen. Mgr.           1996    86,253    27,265         N/A            2,138
                              1995    82,146    11,235         N/A           14,768

------------
(1) The amounts disclosed as annual bonuses for 1995, 1996 and 1997 include vested amounts Messrs. Busse, Ryan, Jonas and Ms. Weinke will receive subject only to continued employment by the Company pursuant to the Long Term Incentive Plan. Such vested amounts for Messrs. Busse, Ryan, Jones, and Ms. Weinke are $121,553, $37,551, $39,781, and $36,466,
     respectively, for fiscal year 1995, $182,815, $56,506, $59,830 and
     $54,844, respectively, for fiscal year 1996 and $181,783, $56,188,
     $59,493 and $54,535, respectively, for fiscal year 1997.

     The amounts disclosed as annual bonuses for Mr. Greinert include the vested amounts of $7,735 and $27,265 for fiscal years 1995 and 1996, respectively, earned pursuant to the Long Term Incentive Plan. Mr. Greinert was paid the total amount earned of $35,000 (the "Maximum Amount", as defined herein) upon the Winnebago Asset Sale.

(2) The following table identifies and quantifies the types and amounts of "All Other Compensation" paid for fiscal years 1995-1997:

                                                                          EMPLOYER
                                                              401(k)      SIGNING   SERVICES    WWMT
NAME AND PRINCIPAL POSITION  YEAR   AUTO     LIFE     LTD   CONTRIBUTION   BONUS     BONUS    SALE BONUS
---------------------------  ----  -------  ------  ------  ------------  --------  --------  ----------
Lawrence A. Busse            1997  $14,999  $4,592  $6,277     $6,549         N/A       N/A        N/A
Chairman of the Board and    1996   14,058   4,459   6,220        950         N/A       N/A        N/A
President                    1995    3,330   3,735   6,089        924    $125,000   $44,186   $175,000

James C. Ryan                1997      N/A    N/A      N/A      1,787         N/A       N/A         N/A
Chief Financial Officer      1996      N/A    N/A      N/A        950         N/A       N/A         N/A
                             1995      N/A    N/A      N/A        924      50,000       N/A      75,000

Frank Jonas                  1997    7,393  1,786    3,440      5,014         N/A       N/A         N/A
KOLN/KGIN-TV                 1996    8,079  1,673    3,375      1,783         N/A       N/A         N/A
Gen. Mgr.                    1995    6,683  1,518    3,227      1,845      25,000       N/A         N/A

Cheryl Weinke                1997    6,675    178    1,639      2,752         N/A       N/A         N/A
WEAU-TV Gen. Mgr.            1996    5,935    171    1,528      1,353         N/A       N/A         N/A
                             1995    5,743    162    1,413      1,511      25,000       N/A         N/A

Robert Greinert              1997      N/A    N/A      N/A        N/A         N/A       N/A         N/A
Winnebago Gen. Mgr.          1996      N/A    N/A      N/A      2,138         N/A       N/A         N/A
                             1995      N/A    N/A      N/A      2,268      12,500       N/A         N/A

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements (as amended, the "Employment Agreements") with each of its executive officers. Each such Employment Agreement had an initial term of approximately two and one-half years commencing on the date immediately following the Effective Date and ending on December 31, 1997. As of February 13, 1998, the Employment Agreements were amended to extend their term through the later of December 31, 1998 or twelve months from a Trigger Event (as defined in the Long Term Incentive Plan). See "- Long Term Incentive Plan." Under these Employment Agreements, the executive officers (other than Messrs. Busse and Ryan) are eligible to receive an annual discretionary performance-based bonus. The amount of such bonus, if any, will be determined at the sole discretion of the Board of Directors of the Company.

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

     Contemporaneously with the closing of the Gray Sale, Mr. Busse's and Mr. Ryan's employment with the Company will be terminated without "cause."

     Pursuant to the Employment Agreements, each executive officer is prohibited from disclosing information confidential to the Company during the term of his or her Employment Agreement and for a period of three years thereafter. In addition, such officers are prohibited from engaging, directly or indirectly, in the television broadcast business in the geographic markets served by the Company, or soliciting or enticing any individual to terminate his or her employment with the Company or any of its affiliates during the term of his or her Employment Agreement and for a period of one year after termination with "cause" or resignation without "good reason." In accordance with the Employment Agreements, Messrs. Busse, Ryan, Jonas and Ms. Weinke received annual salaries of $284,271, $98,877, $150,491 and $93,713, respectively, for the year ending December 31, 1995; $301,327, $104,809, $158,016 and $98,399, respectively, for the year ending
December 31, 1996; and $319,407, $111,098, $165,916 and $103,319,
respectively, for the year ending December 31, 1997. Messrs. Busse, Ryan, Jonas and Ms. Weinke will receive annual salaries of $335,377, $116,652, $174,212 and $108,485, respectively, for the year ending December 31, 1998. Mr. Greinert received, in accordance with his Employment Agreement, an annual salary of $82,146 and $86,253 for the years ended December 31, 1995 and 1996, respectively. Mr. Greinert's Employment Agreement was assumed by WCP as part of the sale of Winnebago and the Company's obligations with respect to such agreement terminated as of December 27, 1996. Further, in connection with the Restructuring, Messrs. Busse, Ryan, Jonas, Ms. Weinke and Mr. Greinert received signing and other bonuses in the aggregate amounts of $169,186, $50,000, $25,000, $25,000, $12,500, respectively. In connection with the WWMT Sale, Messrs. Busse and Ryan received one-time bonuses of $175,000 and $75,000, respectively.

SENIOR MANAGEMENT BONUS PLAN

     Each of Messrs. Busse and Ryan are eligible to participate in the Company's Senior Management Bonus Plan (the "Bonus Plan") during the term of his Employment Agreement. Under the Bonus Plan, Messrs. Busse and Ryan (and other individuals as may be designated by Mr. Busse) will be eligible to receive in the aggregate with respect to each fiscal year, commencing with fiscal 1995, an amount equal to the product of (a) Actual Broadcast Cash Flow (as defined below) for the relevant fiscal year and (b) a fixed percentage equal to (i) 0.25% if Actual Broadcast Cash Flow equals between 90.00% and 94.99% of Target Broadcast Cash Flow (as defined below), (ii) 0.50% if Actual Broadcast Cash Flow equals between 95.00% and 99.99% of Target Broadcast Cash Flow, (iii) 1.00% if Actual Broadcast Cash Flow equals between 100.00% and 110.00% of Target Broadcast Cash Flow and (iv) 1.10% if Actual Broadcast Cash Flow equals more than 110.00% of Target Broadcast Cash Flow. No bonus will be payable under the Bonus Plan with respect to any fiscal year in which Actual Broadcast Cash Flow represents less than 90.00% of Target Broadcast Cash Flow. The portion of such amount, if any, paid to the participants in the Bonus Plan will be determined at the sole discretion of Mr. Busse. For purposes of the Bonus Plan, "Actual Broadcast Cash Flow" with respect to any fiscal year generally means an amount equal to the sum of the Company's (a) income (or loss) from operations before extraordinary items, (b) depreciation expense, (c) amortization expense (other than with respect to program rights) and (d) corporate overhead expenses; provided, that Actual Broadcast Cash Flow does not take into account any of Winnebago's assets or operations. "Target Broadcast Cash Flow" with respect to any fiscal year generally means the amount reflected as the Target Broadcast Cash Flow on the operating budget approved by the Company's Board of Directors for such fiscal year, which amount was $9.7 million in fiscal year 1995, $10.8 million for fiscal year 1996, $10.0 million for fiscal year 1997 and $11.3 million for fiscal year 1998.

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

INCENTIVE FEE PLAN

     On February 13, 1998, the Company adopted an Incentive Fee Plan (the "Incentive Fee Plan"). Pursuant to the Incentive Fee Plan, upon a sale of the Company, an incentive fee may be payable to and allocated among the Company's employees in the manner directed by Lawrence Busse. The aggregate amount of the incentive fee payable to the Company's employees will be (i) $350,000 in the event the Aggregate Consideration (as defined below) is between $110,000,000 and $115,000,000 and (ii) $500,000 in the event the
Aggregate Consideration is greater than $115,000,000. No incentive fee will be payable to the Company's employees in the event the Aggregate Consideration is less than $110,000,000. For purposes of the Incentive Fee Plan, "Aggregate Consideration" generally means the total amount of cash paid to the holders of the debt and equity securities of the Company in connection with any sale of the Company, before deduction for transaction related fees and expenses, and includes the value of any long-term liabilities and accrued interest thereon of the Company (including the principal amount of any indebtedness for borrowed money) repaid or assumed in connection with or in anticipation of the sale of the Company. The Aggregate Consideration from the Gray Sale currently is expected to exceed $115,000,000.

LAWRENCE BUSSE OPTION AGREEMENT

     On February 13, 1998, the Company entered into an Agreement with Lawrence Busse (the "Lawrence Busse Option Agreement") pursuant to which
Mr. Busse was granted an option to acquire certain assets of the Company for an aggregate purchase price of $10.00 upon termination of his employment by the Company without "cause" or for "good reason." Upon consummation of the Gray Sale, Mr. Busse's employment with the Company will be terminated without "cause."

BENEFIT PLANS

     The Company sponsors a defined contribution savings plan (the "401(k) Plan") whereby employees of the Company or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages to 10% of compensation, provided no employee's elective contributions shall exceed the amount permitted under Section 402(g) of the Code ($9,500 in 1997). A matching contribution of 50% of an employee's elective pre-tax contribution up to 2% of compensation is made by the Company. Employees have full and immediate vesting rights to their elective contributions. Company-matched contributions generally vest at the rate of 25% for each year of an employee's service to the Company after the first full year of such service.

In addition, for the period from September 29, 1997 through December 28, 1997 the Company accrued a voluntary profit sharing contribution for each participant of the greater of $75 or the product of the applicable percentage set forth below times the participant's compensation during the period from September 29, 1997 through December 28, 1997:

              YEARS OF VESTING SERVICE               PERCENTAGE
              ------------------------               ----------
                     Less than 5                        1.0%
                     5 to 9                             1.5%
                     10 to 14                           3.0%
                     15 to 19                           5.0%
                     20 to 24                           6.0%
                     25 to 29                           7.0%
                     30 or more                         7.5%


     Funding of the voluntary profit sharing contribution will occur in fiscal 1998. Total plan expense was $64,476, $71,673, $31,247 and $57,718 for fiscal years 1997 and 1996 and the periods from May 3, 1995 through December 31, 1995, and January 2, 1995 through May 2, 1995, respectively.

     The Company maintains a noncontributory defined benefit pension plan (the "Pension Plan") for certain eligible employees of the Company. Prior to September 28, 1997, an employee of the Company was generally eligible to become a participant in the Pension Plan upon attaining age 21 and completing a 12-month period of service to the Company. The Company makes annual contributions to the Pension Plan in amounts determined by the actuary for the Pension Plan.

     The normal retirement age under the Pension Plan is 65. A reduced early retirement benefit is available when a participant has attained age 55 and completed at least ten years of "Vesting Service" (as defined below). A participant's accrued monthly benefit under the Pension Plan starting at age 65 is the sum of (a) his accrued monthly benefit, if any, as of December 31, 1988 under any of the three predecessor plans merged into the Pension Plan on such date, and (b) one-twelfth of 1.4% of the compensation (as defined below) paid to the participant during each year of Benefit Service (as defined below). Compensation is generally defined in the Pension Plan as the total amount of cash paid to an employee during a calendar year, including salary reduction contributions under certain benefit plans, such as the 401(k) Plan, but excluding fringe benefits other than salary reduction contributions and expense allowances or reimbursements; and is limited by federal law to $150,000 per year (as adjusted for cost-of-living increases). Federal law limits the maximum annual benefit payable under the Pension Plan to a person who retires at age 65 to $148,500 (as adjusted for cost-of-living increases). Under the Pension Plan, years of "Vesting Service" equals the sum of each Plan Year beginning on or after January 1, 1989 during which an Employee completes at least 1,000 Hours of Service and an Employee's years of vesting service under a predecessor plan. A year of "Benefit Service" under the Pension Plan means each year beginning after December 31, 1988 during which the participant completes at least 1,000 hours of service.

     On July 1, 1997, the Company amended its Pension Plan to freeze all benefit and service accruals thereunder and to terminate, subject to governmental approval, the Pension Plan effective as of September 28, 1997. The Company has recorded a gain of $344,782 for the year ended December 28, 1997 for the curtailment of the Pension Plan. Such gain is included as an offset to operating costs and expenses in the consolidated statement of operations. Additional charges or gains, if any, for the settlement of the Pension Plan will be recorded upon final settlement of the Pension Plan obligations. Termination and settlement for the Pension Plan is subject to various government agency approvals and the Company does not currently anticipate such settlements to occur prior to the second half of the 1998 fiscal year.

     Applications for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") and Internal Revenue Service (the "IRS") were filed pursuant to governmental regulations on January 22, 1998. The Company anticipates that the IRS will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue

Code and, therefore, will not be subject to tax under present income tax laws. Upon plan termination, all participants will become fully vested and will be able to accept their settlement benefit as an annuity, lump sum payment or roll-over of benefits into the Company's 401(k) Plan.

     In anticipation of the settlement of the Pension Plan, in September 1997 the Company contributed $500,000 to the Pension Plan's trust fund.

     The Company currently anticipates that the present value of all vested benefit obligations will exceed the fair value of the pension plan trust assets at the future settlement date and as such the Company expects to be required to fund such difference (the "Settlement Funding"). The settlement date cannot be determined until the IRS and PBGC approve the Company's termination applications. Any Settlement Funding to the pension trust by the Company will not be calculable as a sum certain until the settlement date is established according to the applicable governmental regulations since such calculations are dependent upon certain governmentally prescribed settlement interest rates in effect 60 days prior to the settlement date.

     After consideration of the freeze in benefits and service accruals under the Pension Plan effective September 28, 1997, discussed above, and assuming a normal retirement age, the estimated annual benefits payable under the Pension Plan for Messrs. Busse, Ryan and Jonas and Ms. Weinke would be approximately $48,000, $13,000, $18,400 and $12,700, respectively. In the alternative, Messrs. Busse, Ryan and Jonas and Ms. Weinke would be entitled to receive a lump sum payment of approximately $438,000, $26,000, $75,000 and $35,000, respectively, upon termination of the Pension Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of December 28, 1997, regarding beneficial ownership of the Common Stock by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock. None of the executive officers or directors of the Company beneficially own any shares of the Common Stock.

                                         AMOUNT
                                          OWNED   PERCENTAGE OF VOTING
NAME AND COMPLETE MAIL ADDRESS          (SHARES)    SECURITIES OWNED
-------------------------------         --------  --------------------
The South Street Investment Funds(1)    107,700          100%
3801 Kennett Pike
Suite D300
Wilmington, Delaware 19807

Mikael Salovaara(1)                     107,700          100%
170 Dryden Road
Bernardsville, New Jersey 07924

Alfred C. Eckert III(1)                 107,700          100%
134 Ballantine Road
Bernardsville, New Jersey 07924

------------
(1) The number of shares of Common Stock beneficially owned by the South Street Investment Funds includes (a) 87,603.1 shares owned by South Street Corporate Recovery Fund I, L.P., the general partner of which is SSP Advisors, L.P., a Delaware limited partnership, the general partner of which is SSP, Inc., a Delaware corporation ("SSP"), 100% of the stock of which is owned by Messrs. Salovaara and Eckert, who together indirectly control 100% of the voting stock of the Company, (b) 5,000 shares held by Greycliff Leveraged Fund 1993, L.P., the general partner of which is SSP Partners, L.P., a Delaware limited partnership ("SSP Partners"), the general partner of which is SSP, (c) 12,324 shares held by South Street Leveraged Corporate Recovery Fund, L.P., the general partner of which is SSP Partners, and (d) 2,772.9 shares held by South Street Corporate Recovery Fund I (International), L.P., the general partner of which is SSP International Partners, L.P., a Cayman Islands limited partnership, the general partner of which is SSP International, Inc., a Cayman Islands corporation, 100% of the stock of which is owned by Messrs. Salovaara and Eckert together.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)1 Financial Statements


        BUSSE BROADCASTING CORPORATION                                    PAGE
                                                                          ----
          Report of Independent Auditors . . . . . . . . . . . . . . . .   F-1
          Consolidated Balance Sheets as of December 28, 1997
            and December 29, 1996  . . . . . . . . . . . . . . . . . . .   F-2
          Consolidated Statements of Operations for the fiscal
            years ended December 28, 1997 and December 29, 1996
            and the period from May 3, 1995 through December 31,
            1995, Post-Effective Date  . . . . . . . . . . . . . . . . .   F-3
          Consolidated Statements of Operations for the period
            from January 2, 1995 through May 2, 1995, Pre-
            Effective Date  . . . . . . . . . . . . . . . . . .  . . . .   F-4
          Consolidated Statements of Stockholders' Equity
            (Deficit) for the fiscal years ended December 28,
            1997 and December 29, 1996; the period from May 3,
            1995 through December 31, 1995, Post-Effective Date;
            and the period from January 2, 1995 through  May 2,
            1995, Pre-Effective Date . . . . . . . . . . . . . . . . . .   F-5

                                                                          PAGE
                                                                          ----

           Consolidated Statements of Cash Flows for the fiscal
            years ended December 28, 1997 and December 29, 1996;
            the period from May 3, 1995 through December 31,
            1995, Post-Effective Date; and the period from
            January 2, 1995 through May 2, 1995, Pre-Effective
            Date . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6
          Notes to Consolidated Financial Statements  . . . .  . . . . .   F-7

          KOLN/KGIN, INC.
          (A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
          Report of Independent Auditors . . . . . . . . . . . . . . . .  F-30
          Consolidated Balance Sheets as of December 28, 1997
            and December 29, 1996  . . . . . . . . . . . . . . . . . . .  F-31
          Consolidated Statements of Operations and
            Stockholder's/Divisional Equity for the fiscal years
            ended December 28, 1997 and December 29, 1996; the
            period from May 3, 1995 through December 31, 1995,
            Post-Effective Date; and the period from January 2,
            1995 through  May 2, 1995, Pre-Effective Date  . . . . . . .  F-32
          Consolidated Statements of Cash Flows for the fiscal
            years ended December 28, 1997 and December 29, 1996;
            the period from May 3, 1995 through December 31,
            1995, Post-Effective Date; and the period from
            January 2, 1995 through May 2, 1995, Pre-Effective
            Date . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-33
          Notes to Consolidated Financial Statements . . . . . . . . . .  F-34

          (a)2 Financial Statement Schedule

            Schedule II -- Busse Broadcasting Corporation: Valuation
              and Qualifying Accounts Information. . . . . . . . . . . .   S-1

     All other Financial Statement Schedules are omitted as they are inapplicable, immaterial or the required information is included in the consolidated financial statements or notes thereto.

          (a)3 Exhibits




2.1+      Buy and Sell Agreement dated December 27, 1996 between the Company and Winnebago Color Press, Inc.
2.2++     Stock Purchase Agreement dated as of February 13, 1998 by and among
          Busse Broadcasting Corporation, South Street Corporate Recovery Fund
          I, L.P., Greycliff Leveraged Fund 1993, L.P., South Street Leveraged
          Corporate Recovery Fund, L.P., South Street Corporate Recovery
          Fund I (International), L.P. and Gray Communications Systems, Inc.
3.1+      Amended and Restated Certificate of Incorporation of Busse
          Broadcasting Corporation
3.2*      Amended and Restated By-Laws of Busse Broadcasting Corporation
3.4*      Certificate of Incorporation of KOLN/KGIN, Inc. (then known as WWMT,
          Inc.)
3.5*      Certificate of Amendment to the Certificate of Incorporation of
          KOLN/KGIN, Inc. (then known as WWMT, Inc.)
3.6*      Certificate of Amendment to the Certificate of Incorporation of
          KOLN/KGIN, Inc. (then known as Busse Management, Inc.)
3.7*      By-Laws of KOLN/KGIN, Inc.
3.8*      Certificate of Incorporation of KOLN/KGIN License, Inc.
3.9*      By-Laws of KOLN/KGIN License, Inc.
3.10*     Certificate of Incorporation of WEAU License, Inc.
3.11*     By-Laws of WEAU License, Inc.
4.1*      Indenture dated as of October 26, 1995 among Busse Broadcasting
          Corporation, KOLN/KGIN, Inc., KOLN/KGIN License, Inc. and WEAU
          License, Inc. and Shawmut Bank Connecticut, National Association, as
          Trustee, related to the 11 5/8% Senior Secured Notes due 2000
          (including form of certificate to be delivered in connection with transfers to institutional accredited investors)
4.2*      Exchange and Registration Rights Agreement dated as of October 26,
          1995 between Busse Broadcasting Corporation, KOLN/KGIN, Inc.,
          KOLN/KGIN License, Inc. and WEAU License, Inc. and Lazard Freres &
          Co. LLC
4.3*      Amendment No. 1 to Registration Rights Agreement dated as of
          October 26, 1995 between Busse Broadcasting Corporation and
          KOLN/KGIN, Inc.


4.4*      Escrow Agreement dated as of October 26, 1995 among Busse
          Broadcasting Corporation, Shawmut Bank Connecticut, National
          Association, as collateral agent, under the Indenture dated as of
          October 26, 1995 among the Company, the Guarantors and Shawmut Bank
          Connecticut, National Association as trustee for the benefit of the
          Holders of the 11 5/8% Senior Secured Notes due 2000 issued by the
          Company and guaranteed on a senior secured basis by each of the
          Subsidiaries of the Company, and Shawmut Bank Connecticut, National
          Association as escrow agent
4.5*      Pledge and Security Agreement dated as of October 26, 1995 by Busse
          Broadcasting Corporation and each of its Subsidiaries in favor of
          Shawmut Bank Connecticut, National Association, as collateral agent under the Indenture dated as of October 26, 1995 among the Company, the Guarantors and Shawmut Bank Connecticut, National Association as
          trustee for the benefit of the Holders of the 11 5/8% Senior Secured
          Notes due 2000 issued by the Company and guaranteed on a senior secured basis by each Guarantor
4.6*      Indenture dated as of May 3, 1995 between Busse Broadcasting
          Corporation and Shawmut Bank, N.A., as Trustee, governing the issuance of $97,021,000 aggregate principal amount of Busse's 7.38%
          Junior Subordinated Pay-in-Kind Notes due December 31, 2014
4.7*      Representative 7.38% Junior Subordinated Pay-in-Kind Note of Busse
4.8*      First Supplemental Indenture to Indenture dated as of May 3, 1995 dated as of October 20, 1995 among Busse Broadcasting Corporation,
          KOLN/KGIN, Inc. and Shawmut Bank, N.A., as Trustee
4.9*      Deed of Trust, Assignment of Rents, Security Agreement and Fixture
          Filings related to properties in Kearney County, Nebraska, Seward
          County, Nebraska, Lancaster County, Nebraska, Dunn County,
          Wisconsin, Pierce County, Wisconsin, and Winnebago County, Wisconsin
10.1*     CBS Television Network Affiliation Agreement dated June 15, 1995 between CBS Television Network and Busse Broadcasting Corporation
          relating to KOLN-TV
10.2*     CBS Television Network Affiliation Agreement dated June 15, 1995 between CBS Television Network and Busse Broadcasting Corporation
          relating to KGIN-TV
10.3+     NBC Television Network Affiliation Agreement dated April 8, 1996 between National Broadcasting Company, Inc. and Busse Broadcasting
          Corporation relating to WEAU-TV
10.4*     License Agreement between KOLN/KGIN, Inc. and KOLN/KGIN License, Inc.
10.5*     License Agreement between Busse Broadcasting Corporation and WEAU
          License, Inc.
10.6*     Amended and Restated Employment Agreement -- Lawrence Busse
10.6A+    Second Amendment to Amended and Restated Employment Agreement -
          Lawrence Busse
10.6B     Third Amendment to Amended and Restated Employment Agreement -
          Lawrence Busse
10.7*     Amended and Restated Employment Agreement -- James Ryan
10.7A+    Amendment No. 1 to Amended and Restated Employment Agreement - James
          Ryan
10.7B     Second Amendment to Amended and Restated Employment Agreement - James
          Ryan
10.8*     Amended and Restated Employment Agreement -- Frank Jonas
10.8A+    Amendment No. 1 to Amended and Restated Employment Agreement - Frank
          Jonas
10.8B     Second Amendment to Amended and Restated Employment Agreement -
          Frank Jonas
10.9*     Amended and Restated Employment Agreement -- Cheryl Weinke
10.9A+    Amendment No. 1 to Amended and Restated Employment Agreement -
          Cheryl Weinke
10.9B     Second Amendment to Amended and Restated Employment Agreement -
          Cheryl Weinke
10.10*    Amended and Restated Employment Agreement -- Robert Greinert
10.11*    Busse Broadcasting Corporation Long Term Incentive Plan
10.11A+   Amendment to Busse Broadcasting Long Term Incentive Plan dated May
          31, 1996
10.12*    Long-Term Incentive Agreement between Busse Broadcasting Corporation and Lawrence A. Busse dated as of May 3, 1995
10.13*    Long-Term Incentive Agreement between Busse Broadcasting Corporation and James C. Ryan dated as of May 3, 1995
10.14*    Long-Term Incentive Agreement between Busse Broadcasting Corporation and Frank Jonas dated May 3, 1995
10.15*    Long-Term Incentive Agreement between Busse Broadcasting Corporation and Cheryl Weinke dated May 3, 1995
10.16*    Long-Term Incentive Agreement between Busse Broadcasting Corporation and Robert Greinert dated May 3, 1995
10.17     Incentive Fee Plan
10.18     Agreement between the Company and Lawrence A. Busse dated
          February 13, 1998
21.1*     Subsidiaries of Busse Broadcasting Corporation


21.2*     Subsidiary of KOLN/KGIN, Inc.
27        Financial Data Schedule

------------
+ Incorporated by reference to the similarly numbered exhibits to Busse Broadcasting Corporation's Annual Report on Form 10-K for the year ending December 29, 1996.
++ Incorporated by reference to the similarly numbered exhibits to Busse Broadcasting Corporation's Report on Form 8-K filed on February 18, 1998.
* Incorporated by reference to the similarly numbered exhibits to Amendment No. 2 to Registration Statement No. 33-99622 filed on February 6, 1996.

     (b) Reports on Form 8-K.

     Form 8-K dated October 15, 1997 filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing that the controlling stockholders had instructed their financial advisor, Morgan Stanley, to resume the evaluation of strategic transactions in connection with the possible sale of the Company.

     Form 8-K dated January 15, 1998 filed with the Securities and Exchange Commission disclosing that the Stockholders had entered into a letter of intent to sell all of the capital stock of the Company to Gray.

     Form 8-K dated February 18, 1998 filed with the Securities and Exchange Commission incorporating the press release issued by the Company and Gray announcing that the Company, the Stockholders and Gray had entered into a definitive agreement pursuant to which Gray had agreed to purchase all of the capital stock of the Company.

     Form 8-K dated March 6, 1998 filed with the Securities and Exchange Commission incorporating the press release issued by the Company announcing the Company's unaudited results of operations for the year ended December 28, 1997.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kalamazoo, State of Michigan, on March 25, 1998.

                              BUSSE BROADCASTING CORPORATION


                              By:  /s/ Lawrence A. Busse
                                   -------------------------------
                                   Lawrence A. Busse
                                   CHAIRMAN OF THE BOARD AND PRESIDENT


     Pursuant to the requirements of the Securities Act of 1933, this Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


        NAME                           TITLE                 DATE
        ----                           -----                 ----
/s/ Lawrence A. Busse            Chairman of the Board       March 25, 1998
----------------------           and President (Principal
Lawrence A. Busse                Executive Officer)



/s/ James C. Ryan                Chief Financial Officer    March 25, 1998
---------------------            (Principal Financial
James C. Ryan                    Officer and Principal
                                 Accounting Officer)



/s/ W. Don Cornwell              Director                   March 25, 1998
----------------------
W. Don Cornwell



/s/ Stuart J. Beck               Director                   March 25, 1998
-----------------------
Stuart J. Beck


                           Report of Independent Auditors

The Board of Directors
Busse Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Busse Broadcasting Corporation (the Company) (Post-Effective Date) as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 28, 1997 and December 29, 1996 and the period from May 3, 1995 through December 31, 1995. We have also audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Busse Broadcasting Corporation (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Busse Broadcasting Corporation (Post-Effective Date) at December 28, 1997 and December 29, 1996 and the consolidated results of its operations and its cash flows for the years ended December 28, 1997 and December 29, 1996 and the period from May 3, 1995 through December 31, 1995 in conformity with generally accepted accounting principles; and the consolidated results of its operations and its cash flows (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           Ernst & Young LLP

Milwaukee Wisconsin
February 19, 1998

                        Busse Broadcasting Corporation

                         Consolidated Balance Sheets



                                                               DECEMBER 28,      DECEMBER 29,
                                                                   1997              1996
                                                               ------------------------------
ASSETS (NOTES 1 AND 3)
Current assets:
     Cash and cash equivalents (NOTE 6)                        $  8,974,699      $  7,989,805
     Receivables, net                                             3,804,410         3,848,990
     Other current assets                                         1,343,483           856,200
                                                               ------------------------------
Total current assets                                             14,122,592        12,694,995

Property, plant and equipment, net                               13,226,067        14,327,392
Deferred charges and other assets                                 1,811,809         2,424,312
Intangible assets and excess reorganization value                48,775,820        52,707,124
                                                               ------------------------------
Total assets                                                   $ 77,936,288      $ 82,153,823
                                                               ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY (NOTES 1 AND 3)
Current liabilities
     Accounts payable and accrued expenses                     $  4,161,712      $  3,174,795

Long-term debt (NOTE 6)                                          60,918,857        60,464,182
Other long-term liabilities                                              --           941,501

Commitments (NOTE 11)

Stockholders' equity (NOTES 6 AND 10):
     Series A cumulative convertible preferred stock
       (non-voting) - $.01 par value, $1,000 per share
       liquidation preference; 65,524.41 shares
       authorized, issued and outstanding including
       dividends in arrears of $9,485,924 and
       $4,663,471 at December 28, 1997 and December 29,
       1996, respectively                                        26,816,584        21,994,131
     Common stock (voting) - $.01 par value;
       2,154,000 shares authorized, and 107,700 shares
       issued and outstanding                                         1,077             1,077
     Additional paid-in capital - common stock                    9,185,772         9,185,772
     Accumulated deficit (NOTE 1)                               (23,147,714)      (13,607,635)
                                                               ------------      ------------
Total stockholders' equity                                       12,855,719        17,573,345
                                                               ------------      ------------
Total liabilities and stockholders' equity                     $ 77,936,288      $ 82,153,823
                                                               ============      ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                       Consolidated Statements of Operations


                                                                                                POST-EFFECTIVE DATE
                                                                                  ------------------------------------------------
                                                                                                                         FISCAL
                                                                                    FISCAL            FISCAL             PERIOD
                                                                                     YEAR              YEAR           FROM MAY 3,
                                                                                     ENDED             ENDED          1995 THROUGH
                                                                                  DECEMBER 28,      DECEMBER 29,      DECEMBER 31,
                                                                                     1997              1996              1995
                                                                                  ------------------------------------------------
Net revenue from continuing operations                                            $18,971,040       $ 19,274,171       $11,358,095

Operating costs and expenses, excluding depreciation and amortization               8,427,942          8,407,679         5,151,550
Depreciation                                                                        1,871,079          1,853,863         1,359,448
Amortization of intangibles and excess reorganization value                         3,931,304          3,859,999         2,607,858
                                                                                  ------------------------------------------------
Total operating costs and expenses of continuing operations                        14,230,325         14,121,541         9,118,856
Corporate expenses                                                                  1,523,674          1,571,772           870,072
                                                                                  ------------------------------------------------
Income from continuing operations                                                   3,217,041          3,580,858         1,369,167

Other income (expense) from continuing operations:
     Interest expense                                                              (8,340,845)        (8,400,340)       (5,794,343)
     Interest income                                                                  445,072            287,793           836,119
     Loss on disposition of assets                                                   (113,148)           (77,982)           (3,626)
     Other income                                                                      74,254             23,922             4,522
                                                                                  ------------------------------------------------
Other expense from continuing operations                                           (7,934,667)        (8,166,607)       (4,957,328)
                                                                                  ------------------------------------------------
Loss from continuing operations before income taxes                                (4,717,626)        (4,585,749)       (3,588,161)

(Provision) benefit for income taxes (NOTE 8)
     Current - Federal                                                                     --                 --        (1,673,929)
     Current - State                                                                       --                 --           (41,000)
     Deferred - Federal                                                                    --                 --         2,069,000
     Deferred - State                                                                      --                 --           517,000
                                                                                  ------------------------------------------------
Income taxes benefit                                                                       --                 --           871,071
                                                                                  ------------------------------------------------
Loss from continuing operations                                                    (4,717,626)        (4,585,749)       (2,717,090)

Discontinued operations:
     Income from operations net of applicable income tax provision of $53,000 for the fiscal period from May 3, 1995 through
          December 31, 1995 (NOTE 4)                                                       --            220,468            67,843
Loss on disposal of operations (NOTE 4)                                                    --         (1,929,636)               --
                                                                                  ------------------------------------------------
                                                                                           --         (1,709,168)           67,843
                                                                                  ------------------------------------------------
Net loss                                                                           (4,717,626)        (6,294,917)       (2,649,247)

Charges to stockholders' equity for Series A preferred
     stock dividends in arrears                                                    (4,822,453)        (4,663,471)               --
                                                                                  ------------------------------------------------
Net loss attributable to common stockholders                                      $(9,540,079)      $(10,958,388)      $(2,649,247)
                                                                                  ================================================
Per common share (basic and diluted):
     Loss from continuing operations                                              $    (43.80)      $     (42.58)      $    (25.13)
     Income (loss) from discontinued operations                                            --             (15.87)              .63
     Series A preferred stock dividends in arrears                                     (44.78)            (43.30)               --
                                                                                  ------------------------------------------------
     Net loss                                                                     $    (88.58)      $    (101.75)      $    (24.50)
                                                                                  ================================================
Weighted average common shares outstanding                                            107,700            107,700           108,126
                                                                                  ================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                                                                 PRE-EFFECTIVE
                                                                      DATE
                                                                 ______________
                                                                 FISCAL PERIOD
                                                                      FROM
                                                                JANUARY 2, 1995
                                                                    THROUGH
                                                                  MAY 2, 1995
                                                                ---------------
Net revenue                                                      $ 14,510,895

Operating costs and expenses, excluding depreciation and            8,509,977
     amortization
Depreciation                                                        1,307,271
Amortization of intangibles and excess reorganization value           468,801
                                                                 ------------
Total operating costs and expenses                                 10,286,049
Corporate expenses                                                    290,960
                                                                 ------------
Income from operations                                              3,933,886

Other income (expense):
      Interest expense                                             (7,472,473)
      Interest income                                                  85,525
      Gain on disposition of assets                                     2,133
      Other income                                                    144,198
                                                                 ------------
Other expense                                                      (7,240,617)
                                                                 ------------
                                                                   (3,306,731)
Reorganization items:
      Gain on restructuring transaction (NOTE 1)                  103,810,917
      Legal and professional fees                                  (2,660,510)
                                                                 ------------
Income before income taxes and extraordinary item                  97,843,676

(Provision) benefit for income taxes (NOTE 8)
      Current - State                                                (100,000)
      Deferred-Benefit                                              2,318,000
                                                                 ------------
                                                                    2,218,000
                                                                 ------------
Income before extraordinary item                                  100,061,676

Extraordinary item
     Debt forgiveness related to restructuring transactions
          (NOTE 1)                                                 46,479,605
                                                                 ------------
Net income                                                       $146,541,281
                                                                 ============
Per common share (basic and diluted):
     Income before extraordinary item                            $     990.71
     Extraordinary item                                                460.19
                                                                 ------------
     Net income                                                  $   1,450.90
                                                                 ============
Weighted average common shares outstanding                            101,000
                                                                 ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

         Consolidated Statements of Stockholders' Equity (Deficit) (NOTE 1)


                                                                                                                      COMMON
                                                                                                                      STOCK
                                                                                                                    ---------
                                                                       PREFERRED STOCK                                PRE-
                                                  ---------------------------------------------------------         EFFECTIVE
                                                     PRE-                           POST-                             DATE
                                                  EFFECTIVE                       EFFECTIVE                          SHARES
                                                     DATE                            DATE                           ---------
                                                    SHARES         AMOUNT           SHARES           AMOUNT          CLASS A
                                                  ---------------------------------------------------------         ---------

Balance January 1, 1995                                 30      $ 6,309,000             --        $        --          1,000

Net income for the period from January 2,
  1995 through May 2, 1995                              --               --             --                 --             --

Transactions pursuant to Plan of
  Reorganizations:
     Cancellation of pre-effective date
       preferred stock                                 (30)      (6,309,000)            --                 --             --
     Cancellation of pre-effective date
       common stock                                     --               --             --                 --         (1,000)
     Issuance of post-effective date
       common stock and adoption of
       fresh start reporting                            --               --             --                 --             --
                                                   ------------------------      ----------------------------        -------
Balance May 3, 1995                                     --               --             --                 --             --

Net loss for the period from May 3, 1995
  through December 31, 1995                             --               --             --                 --             --
Purchase and cancellation of Company's
  stock                                                 --               --             --                 --             --
                                                   ------------------------      ----------------------------        -------
Balance December 31, 1995                               --               --             --                 --             --

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                        --               --      65,524.41         17,330,660             --
Net loss                                                --               --             --                 --             --
Provisions for dividends in arrears                     --               --             --          4,663,471             --
                                                   ------------------------      ----------------------------        -------
Balance December 29, 1996                               --               --      65,524.41         21,994,131             --

Net loss                                                --               --             --                 --             --
Provisions for dividends in arrears                     --               --             --          4,822,453             --
                                                   ------------------------      ----------------------------        -------
Balance December 28, 1997                               --      $        --      65,524.41        $26,816,584             --
                                                   ========================      ============================        =======




                           Busse Broadcasting Corporation

         Consolidated Statements of Stockholders' Equity (Deficit) (NOTE 1)


                                                                                        COMMON STOCK
                                                           --------------------------------------------------------------------
                                                             PRE-
                                                           EFFECTIVE
                                                             DATE                                         POST-
                                                            SHARES                     ADDITIONAL       EFFECTIVE
                                                           ---------                     PAID-IN           DATE
                                                            CLASS B       AMOUNT         CAPITAL          SHARES         AMOUNT
                                                           --------------------------------------------------------------------
Balance January 1, 1995                                      100,000     $ 1,010       $ 1,008,990             --        $  --

Net income for the period from January 2,
  1995 through May 2, 1995                                        --          --                --             --           --

Transactions pursuant to Plan of
  Reorganizations:
     Cancellation of pre-effective date
       preferred stock                                           --           --                --             --           --
     Cancellation of pre-effective date
       common stock                                        (100,000)      (1,010)       (1,008,990)            --           --
     Issuance of post-effective date
       common stock and adoption of
       fresh start reporting                                     --           --                --        110,000        1,100
                                                           ---------------------------------------        --------------------
Balance May 3, 1995                                              --           --                --        110,000        1,100

Net loss for the period from May 3, 1995
  through December 31, 1995                                      --           --                --             --           --
Purchase and cancellation of Company's
  stock                                                          --           --                --         (2,300)         (23)
                                                           ---------------------------------------        --------------------
Balance December 31, 1995                                        --           --                --        107,700        1,077

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                                 --           --                --             --           --
Net loss                                                         --           --                --             --           --
Provisions for dividends in arrears                              --           --                --             --           --
                                                           ---------------------------------------        --------------------
Balance December 29, 1996                                        --           --                --        107,700        1,077

Net loss                                                         --           --                --             --           --
Provisions for dividends in arrears                              --           --                --             --           --
                                                           ---------------------------------------        --------------------
Balance December 28, 1997                                        --      $    --       $        --        107,700       $1,077
                                                           =======================================        ====================




                                                                   Common
                                                                   Stock
                                                                 ----------                            Total
                                                                 Additional                       Stockholders'
                                                                   Paid-in       Accumulated           Equity
                                                                   Capital         Deficit           (Deficit)
                                                                 -----------    -------------------------------
Balance January 1, 1995                                          $        --    $(144,657,381)    $(143,647,381)

Net income for the period from January 2,
  1995 through May 2, 1995                                                --      146,541,281       146,541,281

Transactions pursuant to Plan of
  Reorganizations:
     Cancellation of pre-effective date
       preferred stock                                                   --         6,309,000         6,309,000
     Cancellation of pre-effective date
       common stock                                                      --         1,010,000                --
     Issuance of post-effective date
       common stock and adoption of
       fresh start reporting                                      9,201,800        (9,202,900)               --
                                                                 ----------     -------------------------------
Balance May 3, 1995                                               9,201,800                --         9,202,900

Net loss for the period from May 3, 1995
  through December 31, 1995                                              --        (2,649,247)       (2,649,247)
Purchase and cancellation of Company's
  stock                                                             (16,028)               --           (16,051)
                                                                 ----------     -------------------------------
Balance December 31, 1995                                         9,185,772        (2,649,247)        6,537,602

Issuance of Series A Preferred stock in
  exchange for junior subordinated pay-in-
  kind notes on January 12, 1996                                         --                --        17,330,660
Net loss                                                                 --        (6,294,917)       (6,294,917)
Provisions for dividends in arrears                                      --        (4,663,471)               --
                                                                 ----------     -------------------------------
Balance December 29, 1996                                         9,185,772       (13,607,635)       17,573,345

Net loss                                                                 --        (4,717,626)       (4,717,626)
Provisions for dividends in arrears                                      --        (4,822,453)               --
                                                                 ----------     -------------------------------
Balance December 28, 1997                                        $9,185,772     $ (23,147,714)    $  12,855,719
                                                                 ==========     ===============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            Busse Broadcasting Corporation

                         Consolidated Statements of Cash Flows

                                                                                                                   | POST-EFFECTIVE
                                                                                 PRE-EFFECTIVE DATE                |       DATE
                                                                  -------------------------------------------------|---------------
                                                                                                    FISCAL PERIOD  |
                                                                     FISCAL YEAR      FISCAL YEAR    FROM MAY 3,   | FISCAL PERIOD
                                                                        ENDED           ENDED        1995 THROUGH  |FROM JANUARY 2,
                                                                   DECEMBER 28,      DECEMBER 29,    DECEMBER 31,  |  1995 THROUGH
                                                                       1997              1996            1995      |  MAY 2, 1995
                                                                  -------------------------------------------------|---------------
                                                                                                                   |
OPERATING ACTIVITIES                                                                                               |
Net income (loss)                                                 $(4,717,626)     $ (6,294,917)   $  (2,649,247)  | $ 146,541,281
Adjustments to reconcile net income (loss) to net cash                                                             |
  provided by operating activities:                                                                                |
     Depreciation and amortization                                  5,802,383         5,996,936        4,123,242   |     1,776,072
     Loss on sale of discontinued operations                                -         1,929,636                -   |             -
     Noncash interest expense                                         454,675           445,712        3,104,661   |     6,743,397
     Amortization of deferred financing costs                         617,406           611,433           88,043   |             -
     Program payments (over) under program amortization                (2,568)          (16,891)         (15,582)  |        20,063
     Loss (gain) on disposition of property, plant and equipment      113,148            92,498           49,067   |        (2,133)
     Deferred compensation expense                                    351,999           346,260          244,193   |             -
     Pension expense (income)                                          63,060           129,507         (229,964)  |        79,926
     Gain on pension plan curtailment (NOTE 7)                       (344,782)                -                -   |             -
     Deferred income tax benefit (NOTE 8)                                   -                 -       (2,600,000)  |    (2,318,000)
     Reorganization items:                                                                                         |
       Gain on restructuring transactions (NOTE 1)                          -                 -                -   |  (103,810,917)
       Debt forgiveness relating to restructuring                                                                  |
          transactions (NOTE 1)                                             -                 -                -   |   (46,479,605)
                                                                                                                   |
     Change in current assets and liabilities:                                                                     |
       Receivables                                                     44,580          (299,044)        (515,122)  |       596,984
       Inventories and other current assets                           (32,923)          522,037           62,914   |       185,403
       Accounts payable and accrued expenses                           31,490           384,374        1,476,721   |      (378,690)
       Income taxes payable                                            (8,143)          (30,817)          58,817   |             -
       Contribution to pension plan trust (NOTE 7)                   (500,000)                -                -   |             -
                                                                  -------------------------------------------------|--------------
Net cash provided by operating activities                           1,872,699         3,816,724        3,197,743   |     2,953,781
                                                                                                                   |
INVESTING ACTIVITIES:                                                                                              |
  Proceeds from sale of television station, net                             -                 -       98,979,532   |             -
  Capital expenditures                                               (883,599)       (1,983,417)        (656,772)  |      (497,728)
  Proceeds from disposition of assets                                     697            64,432           35,459   |         4,089
  (Increase) decrease in other assets                                  (4,903)          (24,298)         (34,364)  |           295
  Increase in intangibles                                                   -                 -         (297,636)  |             -
  Cash proceeds from sale of Winnebago Color Press net of                                                          |
     expenses and cash sold ($285,101) (NOTE 4)                             -         2,854,277                -   |             -
                                                                  -------------------------------------------------|--------------
Net cash provided by (used in) investing activities                  (887,805)          910,994       98,026,219   |      (493,344)
                                                                                                                   |
FINANCING ACTIVITIES:                                                                                              |
  Purchase and cancellation of Company's stock                              -                 -          (16,051)  |             -
  Payments on indebtedness                                                  -       (35,391,571)    (121,658,147)  |    (4,641,023)
  Proceeds from issuance of Senior Secured Notes                            -                 -       60,000,909   |             -
  Payment of deferred financing costs                                       -          (240,301)      (2,811,539)  |             -
                                                                  -------------------------------------------------|--------------
Net cash used in financing activities                                       -       (35,631,872)     (64,484,828)  |    (4,641,023)
                                                                  -------------------------------------------------|--------------
Net increase (decrease) in cash and cash equivalents                  984,894       (30,904,154)      36,739,134   |    (2,180,586)
Cash and cash equivalents at beginning of period                    7,989,805        38,893,959        2,154,825   |     4,335,411
                                                                  -------------------------------------------------|--------------
Cash and cash equivalents at end of period                        $ 8,974,699      $  7,989,805    $  38,893,959   | $   2,154,825
                                                                  =================================================|==============
Supplemental disclosure of cash flow information:                                                                  |
  Interest paid during the period                                 $ 7,268,764      $  7,303,035    $   1,313,943   | $     742,020
                                                                  =================================================|==============
  Income taxes paid during the period                             $         -      $          -    $   1,723,112   | $     100,000
                                                                  =================================================|==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                     Notes to Consolidated Financial Statements

                                 December 28, 1997

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

     Substantially all other obligations of the Company, including trade payables and other general unsecured obligations were unaffected by the plan;

     All rights and claims of the holders of the Company's then outstanding capital stock (or interests to acquire such stock) were extinguished; and

     The appointment of new Board of Directors two of which are executive officers of Granite Broadcasting Corporation (see Note 5).

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

                           Busse Broadcasting Corporation

1. BASIS OF PRESENTATION (CONTINUED)

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

The adjustments to adopt Fresh Start Accounting resulted in a total gain on restructuring transactions of $150,290,522 in the accompanying consolidated statement of operations for the period from January 2, 1995 through May 2, 1995. The components of this gain are as follows:

Adjustments to assets and liabilities to reflect adoption
     of Fresh Start Accounting                                 $103,810,917

Debt forgiveness related to restructuring transactions
     (classified as an extraordinary item in the
     accompanying consolidated statement of operations)          46,479,605
                                                               ------------

Total gain on restructuring transactions                       $150,290,522
                                                               ============

                           Busse Broadcasting Corporation

1. BASIS OF PRESENTATION (CONTINUED)

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

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the fiscal years ended December 28, 1997 and December 29, 1996 and for the fiscal period from May 3, 1995 through December 31, 1995 are not comparable to any of the Company's fiscal periods ended on or prior to May 2, 1995 and accordingly, Pre-Effective Date and Post-Effective Date financial statements and disclosures are presented on separate pages or are separated by a vertical line.

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

                           Busse Broadcasting Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is generally calculated on the straight-line method based on the following useful lives:


                                                  POST-EFFECTIVE|PRE-EFFECTIVE
                                                       DATE     |     DATE
                                                  --------------|-------------
                                                      YEARS     |    YEARS
                                                  --------------|-------------
                                                                |
Leasehold and land improvements                        5-20     |      5-10
Buildings                                                20     |        30
Machinery and equipment                                1-20     |     10-20
Vehicles                                                1-3     |       3-7

DEFERRED FINANCING COSTS

Deferred financing costs relate to costs incurred with the issuance of debt securities and are being amortized over the respective lives of the debt issues utilizing the weighted average debt outstanding method. Accumulated amortization at December 28, 1997 and December 29, 1996 was $1,316,882 and $699,476,
respectively.

INTANGIBLE ASSETS AND EXCESS REORGANIZATION VALUE

On the Effective Date the amounts allocated to intangible assets and excess reorganization value represent the excess of the reorganization value over the amounts allocated to the net tangible and all other intangible assets as of the Effective Date. These amounts are being amortized on a straight-line basis over 15 years. Accumulated amortization at December 28, 1997 and December 29, 1996 was $10,399,161 and $6,467,857, respectively.

Prior to the Effective Date, goodwill and amounts allocated to FCC licenses and network contracts were amortized on a straight-line basis over forty years. The cost of other intangible assets with determinable economic lives was charged to operations based on their respective economic lives, under methods that generally resulted in accelerated amortization.

                           Busse Broadcasting Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING

Advertising costs are expensed as incurred and totaled $239,689, $222,780 and $489,243 for fiscal 1997, 1996 and 1995, respectively.

REPORTING PERIOD

The Company's fiscal year is the 52/53 week period ending on the Sunday nearest December 31.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION

The composition of certain balance sheet information follows:

                                                    DECEMBER 28, DECEMBER 29,
                                                        1997         1996
                                                    -------------------------
Receivables:
     Trade                                           $3,715,713  $3,786,502
     Other                                              149,597     123,388
                                                     ----------------------
                                                      3,865,310   3,909,890
Less allowance for doubtful accounts                    (60,900)    (60,900)
                                                     ----------------------
                                                     $3,804,410  $3,848,990
                                                     ======================

                           Busse Broadcasting Corporation

3. SUPPLEMENTARY BALANCE SHEET INFORMATION (CONTINUED)



                                                                        DECEMBER 28,      DECEMBER 29,
                                                                           1997              1996
                                                                        ------------------------------
Other current assets:
     Program contract rights (NOTE 11)                                  $   699,405       $   675,719
     Prepaid expenses and other                                             213,404           180,481
     Prepaid pension costs (NOTE 7)                                         430,674                --
                                                                        -----------------------------
                                                                        $ 1,343,483       $   856,200
                                                                        =============================

Property, plant and equipment:
     Land, land improvements, buildings and improvements                $ 2,676,990       $ 2,666,744
     Machinery and equipment                                             13,908,889        13,285,024
     Office equipment                                                       953,501           854,225
     Vehicles                                                               465,895           443,995
     Construction in progress                                                67,767           175,931
                                                                        -----------------------------
                                                                         18,073,042        17,425,919
     Accumulated depreciation                                            (4,846,975)       (3,098,527)
                                                                        -----------------------------
                                                                        $13,226,067       $14,327,392
                                                                        =============================

Deferred charges and other assets:
     Deferred financing costs                                           $ 1,734,958       $ 2,352,364
     Other                                                                   76,851            71,948
                                                                        -----------------------------
                                                                        $ 1,811,809       $ 2,424,312
                                                                        =============================

Accounts payable and accrued expenses:
     Accounts payable                                                   $   245,761       $   318,639
     Program contracts payable (NOTE 11)                                    590,865           569,747
     Accrued interest                                                     1,514,326         1,514,326
     Accrued long term incentive plan obligations (NOTE 7)                  942,452                --
     Other accrued expenses                                                 868,308           772,083
                                                                        -----------------------------
                                                                        $ 4,161,712       $ 3,174,795
                                                                        =============================

Other long-term liabilities:
     Accrued pension plan obligations (NOTE 7)                          $        --       $   351,048
     Accrued long term incentive plan obligations (NOTE 7)                       --           590,453
                                                                        -----------------------------
                                                                        $        --       $   941,501
                                                                        =============================

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

 Expected gross cash proceeds from the sale of WWMT-TV           $99,420,357
 Plus cash generated from operations from May 3, 1995
      through May 31, 1995                                           498,637
 Less expenses incurred to sell WWMT-TV                             (316,969)
 Less interest on the debt to be retired                            (622,493)
                                                                 -----------
 Net investment in WWMT-TV as of May 3, 1995                     $98,979,532
                                                                 ===========

Two of the three members of the board of directors of the Company are executive officers of Granite. An individual affiliated with the South Street Investment Funds is one of the nine members of the board of directors of Granite and holds equity interests in Granite (see Note 1).

                           Busse Broadcasting Corporation

6. DEBT

Long-term debt is summarized as follows:

                                                     DECEMBER 28, DECEMBER 29,
                                                          1997         1996
                                                     -------------------------

Senior Secured Notes, net of unamortized original
     issue discount of $1,608,143 and $2,062,818 at
     December 28, 1997 and December 29, 1996,
     respectively                                    $60,918,857  $60,464,182
                                                     ========================

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

Interest on the Senior Notes is payable semiannually in arrears on April 15 and October 15 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

                           Busse Broadcasting Corporation

6. DEBT (CONTINUED)

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

The Senior Notes may not, except in certain circumstances, be redeemed by the Company before October 15, 1998. Thereafter, the Senior Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices of 106% and 103% (expressed as percentages of the face amount of the Senior Notes), plus accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period beginning on October 15, 1998 and 1999, respectively.

The indenture relating to the Senior Notes (the "Indenture") required that the net proceeds, as defined by the Indenture and which are net of the payment made under the long-term incentive plan, from the sale of Winnebago ($3,207,000) be utilized to (i) offer to redeem Senior Notes at 100% of their accreted value on the date of redemption, plus accrued interest, or (ii) to make investments in or acquire properties and assets directly related to television and/or radio broadcasting as specified in the Indenture. In accordance with the Indenture, on February 12, 1997 the Company commenced an offer to purchase up to $3,207,000 of aggregate principal amount of Senior Notes with the net proceeds of the sale of Winnebago. The Company's offer to purchase expired, by its terms, on March 14, 1997 with no Senior Notes having been tendered by their respective holders and, consequently, no Senior Notes were purchased by the Company. Under the terms of the Indenture, the Company may only utilize the $3,207,000 and the interest thereon to make investments in or acquire properties and assets directly related to television and/or radio broadcasting. Such net proceeds and the interest earnings thereon are held by the Indenture Trustee as collateral proceeds and are classified as cash equivalents on the accompanying consolidated balance sheet.

                         Busse Broadcasting Corporation

6. DEBT (CONTINUED)

The Indenture contains various convenants and restrictions on the Company and its subsidiaries including, but not limited to, incurring additional indebtedness, issuing certain disqualified capital stock, making dividend payments or certain other restricted payments, consummating certain asset sales, incurring liens, entering into certain transactions with affiliates, creating or acquiring additional subsidiaries, merging or consolidating with any other person, or selling, assigning, transferring, leasing, conveying or otherwise disposing of all or substantially all of the assets of the Company or its subsidiaries. Upon a change of control, as defined in the Indenture, the Company is required to offer to repurchase all or any portion (equal to $1,000 or an integral multiple thereof) of the Senior Notes at a purchase price in cash equal to 101% of the accreted value thereof, plus accrued and unpaid interest to the date of repurchase in accordance with the terms of the Indenture. Consumation of the Stock Purchase Agreement (see Note 13) will constitute a change of control, as defined in the Indenture.

The Indenture does not restrict the ability of a subsidiary to pay dividends or make loans or advances to the Company.

It was not practicable to estimate the fair value of the Company's long-term debt securities because of a lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

7. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering approximately 129 full-time employees, 15 retirees receiving benefits and 90 separated vested participants. The benefits are based on length of service, age and the employee's compensation.

On July 1, 1997 the Company amended its defined benefit plan to freeze all benefit and service accruals thereunder and to terminate, subject to governmental approval, the Pension Plan effective as of September 28, 1997. The Company has recorded a gain of $344,782 for the year ended December 28, 1997 for the curtailment of the Pension Plan. Such gain is included as an offset to operating costs and expenses in the consolidated statement of operations. Additional charges or gains, if any, for the settlement of the Pension Plan will be recorded upon final settlement of the Pension Plan obligations. Termination and settlement for the Pension Plan are subject to various government agency approvals and the Company does not currently anticipate such settlements to occur prior to the second half of fiscal 1998.

                           Busse Broadcasting Corporation

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Applications for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") and Internal Revenue Service (the "IRS") were filed pursuant to governmental regulations on January 22, 1998. The Company anticipates that the IRS will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue Code and, therefore, will not be subject to tax under present income tax laws. Upon termination, all participants will become fully vested and will be able to accept their settlement benefit as an annuity, lump sum payment or roll-over of benefits into the Company's 401(k) Savings Plan.

In anticipation of the settlement of the Pension Plan, in September 1997 the Company contributed $500,000 to the Pension Plan's trust fund.

The Company currently anticipates that the present value of all vested benefit obligations will exceed the fair value of the pension plan trust assets at the future settlement date and, as such, the Company expects to be required to fund such difference, the "Settlement Funding". The settlement date cannot be determined until the IRS and PBGC approve the Company's termination applications. Any Settlement Funding to the pension trust by the Company will not be calculable as a sum certain until the settlement date is established according to the applicable governmental regulations since such calculations are dependent upon certain governmentally prescribed settlement interest rates in effect 60 days prior to the settlement date.

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time, including any contributions necessary to effect the plan settlement. The components of pension cost were as follows:

                                                          1997            1996          1995
                                                       ----------------------------------------
Service cost--benefit earned during period             $   74,150      $ 134,377      $ 204,706
Interest cost on projected benefit obligation             162,453        154,256        180,362
Actual return on plan assets                             (239,265)      (183,951)      (227,067)
Net amortization and deferral                              65,722         24,825         19,824
                                                       ----------------------------------------
Net periodic pension cost                              $   63,060      $ 129,507      $ 177,825
                                                       ========================================

                           Busse Broadcasting Corporation

Assumptions used in the accounting for the defined benefit plan were:


                                                1997       1996         1995
                                                ----------------------------
Weighted average discount rates                 7.5%       7.25%        7.25%
Rates of increase in compensation levels        5.0%       5.0%         5.0%
Expected long-term rate of return on assets     8.0%       8.0%         8.0%

The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheet:


                                                    DECEMBER 28, DECEMBER 29,
                                                       1997         1996
                                                    -------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                          $2,426,263   $2,149,278
                                                     =======================
  Accumulated benefit obligation                     $2,426,263   $2,175,809
                                                     =======================
  Projected benefit obligation                        2,426,263    2,356,168
Plan assets at fair value, primarily group annuity
  contracts and U.S. corporate stocks and bonds       2,729,263    2,103,190
                                                     -----------------------
Projected benefit obligation in excess of (less        (303,000)     252,978
than) plan assets
Unrecognized gain                                      (127,674)     (15,561)
Unrecognized prior service cost                              --      113,631
                                                     -----------------------
Net pension (asset) liability recognized in the
  consolidated balance sheets                        $ (430,674)  $  351,048
                                                     =======================

Effective June 1, 1995 the Company curtailed the portion of the defined benefit pension plan related to the WWMT-TV employees and recognized an associated gain of $327,866 at that time.

DEFINED CONTRIBUTION PLAN

The Company has 401(k) plans available to substantially all employees with at least 1,000 hours of service annually. The Company matches 50% of the first 2% of the employee contributions.

                           Busse Broadcasting Corporation

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

In addition, for the period from September 29, 1997 through December 28, 1997 the Company accrued a voluntary profit sharing contribution for each participant of the greater of $75 or the product of the applicable percentage set forth below times the participant's compensation during the period from September 29, 1997 through December 28, 1997:


                  YEARS OF VESTING SERVICE                       PERCENTAGE
              --------------------------------------------------------------

              Less than 5                                            1.0%
              5 to 9                                                 1.5%
              10 to 14                                               3.0%
              15 to 19                                               5.0%
              20 to 24                                               6.0%
              25 to 29                                               7.0%
              30 or more                                             7.5%

Funding of the voluntary profit sharing contribution will occur in fiscal 1998. Total plan expense was $64,476, $71,673, $31,247, and $57,718 for fiscal years 1997 and 1996 and the periods from May 3, 1995 through December 31, 1995, and January 2, 1995 through May 2, 1995, respectively.

LONG TERM INCENTIVE PLAN

The Company maintains a Long Term Incentive Plan (the "LTIP") for certain key executives (the "Participants"). As of December 28, 1997 the aggregate maximum amount which the Company may become obligated to pay under the LTIP is $1,065,000 and each Participants' allocated share of such amount is referred to as the "Maximum Amount". Participants vest ratably over thirty-six months beginning May 3, 1995 (the "Vested Amount"), and, subject only to continuous employment, the Maximum Amount is due and payable May 3, 1998. In the event of a Participant's death or disability the Participant will be entitled to payment of the Vested Amount as of such date. In certain instances involving changes in control of the Company or significant asset sales, a Participant may be entitled to the Maximum Amount. In conjunction with the sale of Winnebago, a former Participant was paid his Maximum Amount of $35,000. In the event of a Participant's termination of employment without "cause" or by such Participant for "good reason" (as defined therein) the Participant may be entitled to the discounted present value of the Maximum Amount according to a formula defined in the LTIP. If a Participant's employment with the Company terminates for "cause" (as defined therein), the Company's obligations with respect to that Participant terminate and no payments will be made to the Participant.

                           Busse Broadcasting Corporation

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company is not required to fund or otherwise segregate assets to be used to pay benefits under the LTIP. Under the LTIP the Company is precluded, with certain permitted exceptions, from paying cash dividends and entering into transactions with Affiliates (as defined therein) other than on fair and reasonable terms.

For fiscal years 1997 and 1996 and the fiscal period from May 3, 1995 through December 31, 1995, the Company expensed $351,999, $381,260 and $244,193, respectively, relating to the LTIP based on a 3 year straight line amortization.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     DECEMBER 28, DECEMBER 29,
                                                          1997         1996
                                                    ---------------------------
Deferred tax liabilities -
Property, plant and equipment basis differences     $  3,176,000  $  3,569,000

Deferred tax assets:
Federal net operating loss carryforwards              20,876,000    20,706,000
State net operating loss carryforwards                 3,177,000     2,747,000
Alternative minimum tax credit                         1,615,000     1,615,000
Other                                                    290,000        47,000
                                                    --------------------------
                                                      25,958,000    25,115,000
Valuation allowances                                 (22,782,000)  (21,546,000)
                                                    --------------------------
                                                       3,176,000     3,569,000
                                                    --------------------------
                                                    $         --  $         --
                                                    ==========================

Due to past and current operating losses, a valuation allowance has been recognized to offset the Company's net deferred tax assets.

                         Busse Broadcasting Corporation

8. INCOME TAXES (CONTINUED)

The benefit (provision) for income taxes from continuing operations is different from the amount computed by applying the U.S. statutory rate due to the following items:

                                                                                                   | PRE-EFFECTIVE
                                                                POST-EFFECTIVE DATE                |       DATE
                                                 --------------------------------------------------|-----------------
                                                                                   FISCAL PERIOD   |
                                                     FISCAL YEAR ENDED               FROM MAY 3,   |    FISCAL PERIOD
                                                 ----------------------------       1995 THROUGH   |   FROM JANUARY 2,
                                                  DECEMBER 28,  DECEMBER 29,        DECEMBER 31,   |    1995 THROUGH
                                                     1997          1996                1995        |     MAY 2, 1995
                                                 --------------------------------------------------|-----------------
                                                                                                   |
Benefit (provision), from continuing operations                                                    |
  and including extraordinary item, at federal                                                     |
  statutory rate                                  $1,604,000    $1,559,000          $1,220,000     |  $(49,070,000)
State taxes                                               --            --             341,000     |    (1,358,000)
Change in valuation allowance                             --            --             136,000     |    40,854,000
Unused current net operating loss                   (267,000)      (71,000)                 --     |            --
Gain on restructuring transactions and                                                             |
  related items                                           --            --                  --     |    11,762,000
Non-deductible amortization of intangible assets                                                   |
  and excess reorganization values and other                                                       |
  items                                           (1,337,000)   (1,488,000)           (825,929)    |        30,000
                                                 --------------------------------------------------|-----------------
                                                  $      --     $      --           $  871,071     |  $  2,218,000
                                                 ==================================================|=================

The deferred (provision) benefit from continuing operations consists of the following:

                                                                                                   |    PRE-EFFECTIVE
                                                                POST-EFFECTIVE DATE                |        DATE
                                                 --------------------------------------------------|-----------------
                                                                                   FISCAL PERIOD   |
                                                                                                   |
                                                     FISCAL YEAR ENDED               FROM MAY 3,   |    FISCAL PERIOD
                                                 ----------------------------       1995 THROUGH   |   FROM JANUARY 2,
                                                  DECEMBER 28,  DECEMBER 29,        DECEMBER 31,   |    1995 THROUGH
                                                     1997          1996                1995        |     MAY 2, 1995
                                                 --------------------------------------------------|-----------------
                                                                                                   |
Deferred tax benefits of temporary differences                                                     |
  other than operating loss carryforwards         $   636,000   $ 19,414,000        $30,220,000    |  $(39,562,000)
Benefits (use) of operating loss carryforwards        600,000      1,728,000        (27,770,000)   |     1,026,000
Change in valuation allowance                      (1,236,000)   (21,142,000)           136,000    |    40,854,000
                                                 --------------------------------------------------|-----------------
                                                  $        --   $         --        $ 2,586,000    |  $  2,318,000
                                                 ==================================================|=================

                           Busse Broadcasting Corporation

8. INCOME TAXES (CONTINUED)

As of December 28, 1997 the Company had approximately $61,400,000 of federal net operating loss carryforwards ("NOL's") which begin to expire in 2005. As a result of the Plan (see Note 1) the Company elected treatment under Section 382
(1) (5) of the Internal Revenue Code, as amended. This treatment will allow the restructured Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. The pending ownership change (see Note 13) will further restrict the Company's use of its NOL's under Section
382. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

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

                                                                        POST-EFFECTIVE DATE
                                                                     --------------------------
                                                                     DECEMBER 28,   DECEMBER 29,
                                                                        1997           1996
                                                                     --------------------------
ASSETS
Current assets                                                       $ 3,377,708    $ 3,258,170
Non-current assets                                                    45,525,932     49,097,117
                                                                     --------------------------
                                                                     $48,903,640    $52,355,287
                                                                     ==========================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                                                  $ 1,112,618    $ 1,090,989
Non-current liabilities                                                6,373,635      6,703,675
Shareholder's equity                                                  41,417,387     44,560,623
                                                                     --------------------------
Total liabilities and shareholder's equity                           $48,903,640    $52,355,287
                                                                     ==========================

                                                                                   |  PRE-EFFECTIVE
                                                   POST-EFFECTIVE DATE             |      DATE
                                       --------------------------------------------|---------------
                                                                     FISCAL PERIOD |
                                       FISCAL YEAR    FISCAL YEAR     FROM MAY 3,  |  FISCAL PERIOD
                                          ENDED          ENDED       1995 THROUGH  | FROM JANUARY 2,
                                       DECEMBER 28,   DECEMBER 29,   DECEMBER 31,  |   1995 THROUGH
                                          1997           1996           1995       |  MAY 2, 1995
                                       --------------------------------------------|----------------
                                                                                   |
Net revenue                            $12,310,713    $11,926,061    $ 6,657,481   | $  3,489,390
Total operating costs and expenses      10,325,586      9,937,965      6,345,213   |    2,393,360
Income from operations                   1,985,127      1,988,096        312,268   |    1,096,030
Reorganization item--gain on                                                       |
  restructuring transaction                     --             --             --   |   34,831,263
Net income (loss)                       (3,143,236)    (2,903,328)    (1,727,698)  |   36,308,787

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

11. COMMITMENTS

The Company has entered into contracts to purchase rights to air certain programs at future dates. The Company records these contracts as assets and corresponding liabilities when the license period begins, which totaled $1,017,375, $969,630 and $959,010 in fiscal 1997, 1996 and 1995, respectively.
The aggregate amount of these contracts entered into but not yet recorded at December 28, 1997 is approximately $3,031,795.

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

                           Busse Broadcasting Corporation

12. BUSINESS SEGMENTS (CONTINUED)

                                                                  PRE-EFFECTIVE
                                                                      DATE
                                                                  FISCAL PERIOD
                                                                      FROM
                                                                   JANUARY 2,
                                                                  1995 THROUGH
                                                                  MAY 2, 1995
                                                                  -------------
Net revenue:
   Television                                                     $12,141,986
   Printing                                                         2,368,909
                                                                  -----------
                                                                  $14,510,895
                                                                  ===========
Depreciation and amortization:
   Television                                                     $ 1,631,472
   Printing                                                           144,600
                                                                  -----------
                                                                  $ 1,776,072
                                                                  ===========
Income from operations:
   Television                                                     $ 3,810,498
   Printing                                                           123,388
                                                                  -----------
                                                                  $ 3,933,886
                                                                  ===========
Capital expenditures:
   Television                                                     $   450,106
   Printing                                                            47,622
                                                                  -----------
                                                                  $   497,728
                                                                  ===========

                           Busse Broadcasting Corporation

13. SUBSEQUENT EVENTS

On February 13, 1998 the Company, its stockholders and Gray Communications Systems, Inc., a Georgia Corporation ("Gray"), entered into a definitive purchase agreement (the "Stock Purchase Agreement") whereby Gray agreed to acquire, and the stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's 11 5/8% Secured Senior Notes due 2000. The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to the receipt of requisite governmental approvals, including the approval of the Federal Communications Commission. The Company can make no assurance as to whether the transactions contemplated by the Stock Purchase Agreement will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

                           Report of Independent Auditors

The Board of Directors
Busse Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of KOLN/KGIN, Inc., a wholly owned subsidiary of Busse Broadcasting Corporation (the Company) (Post-Effective Date) as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations and stockholder's/divisional equity, and cash flows for the years ended December 28, 1997 and December 29, 1996 and the period from May 3, 1995 through December 31, 1995. We have also audited the accompanying consolidated statements of operations and stockholder's/divisional equity, and cash flows of KOLN/KGIN, Inc. (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995. These financial statements are the responsibility of KOLN/KGIN, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KOLN/KGIN, Inc. (Post-Effective Date) at December 28, 1997 and December 29, 1996 and the consolidated results of its operations and its cash flows for the years ended December 28, 1997 and December 29, 1996 and the period from May 3, 1995 through December 31, 1995 in conformity with generally accepted accounting principles; and the consolidated results of its operations and its cash flows (Pre-Effective Date) for the period from January 2, 1995 through May 2, 1995, in conformity with generally accepted accounting principles.

                                                          Ernst & Young LLP

Milwaukee Wisconsin
February 19, 1998

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                           Consolidated Balance Sheets


                                                       DECEMBER 28,     DECEMBER 29,
                                                          1997              1996
                                                      -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   373,716       $   299,008
  Receivables, net                                      2,375,565         2,343,022
  Program contract rights                                 441,825           438,219
  Other current assets                                     40,600            29,919
                                                      -----------------------------
Total current assets                                    3,231,706         3,110,168

Property, plant and equipment, net                      7,444,901         8,213,165
Due from Parent                                           464,096           237,465
Deferred charges and other assets                           4,776             5,038
Intangible assets and excess reorganization value      32,404,597        34,992,682
                                                      -----------------------------
Total assets                                          $43,550,076       $46,558,518
                                                      =============================
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses               $   631,201       $   609,878
  Program contracts payable                               369,733           364,094
                                                      -----------------------------
Total current liabilities                               1,000,934           973,972

Deferred tax liabilities                                1,783,000         1,958,000

Commitments

Stockholder's equity:
  Common stock (voting) - $.01 par value, 1,000
     shares authorized, issued and outstanding                 10                10
  Additional paid-in capital                           46,568,577        46,568,577
  Accumulated deficit                                  (5,802,445)       (2,942,041)
                                                      -----------------------------
Total stockholder's  equity                            40,766,142        43,626,546
                                                      -----------------------------
Total liabilities and stockholder's  equity           $43,550,076       $46,558,518
                                                      =============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

    Consolidated Statements of Operations and Stockholder's/Divisional Equity

                                                                          POST-EFFECTIVE DATE                     |PRE-EFFECTIVE
                                                                                                                  |     DATE
                                                          --------------------------------------------------------|---------------
                                                                                                   FISCAL PERIOD  | FISCAL PERIOD
                                                                                                     FROM MAY 3,  |FROM JANUARY 2,
                                                          FISCAL YEAR ENDED    FISCAL YEAR ENDED    1995 THROUGH  | 1995 THROUGH
                                                          DECEMBER 28, 1997    DECEMBER 29, 1996 DECEMBER 31, 1995|  MAY 2, 1995
                                                          --------------------------------------------------------|---------------
                                                                                                                  |
Net revenue                                                  $11,592,713          $11,212,061       $ 6,511,481   |  $ 3,489,390
                                                                                                                  |
Operating costs and expenses, excluding depreciation                                                              |
  and amortization                                             5,338,579            5,089,462         3,220,927   |    1,741,340
Depreciation                                                   1,053,878            1,033,581           765,399   |      486,000
Amortization of intangibles and excess                                                                            |
  reorganization value                                         2,588,085            2,588,085         1,732,545   |       63,000
Corporate expenses                                               903,839              856,936           545,009   |       98,000
                                                          --------------------------------------------------------|-------------
Total operating costs and expenses                             9,884,381            9,568,064         6,263,880   |    2,388,340
                                                          --------------------------------------------------------|-------------
                                                                                                                  |
Income from operations                                         1,708,332            1,643,997           247,601   |    1,101,050
                                                                                                                  |
Other income (expense):                                                                                           |
  Interest income                                                 21,060               17,749            10,231   |           --
  Gain (loss) on disposition of assets                          (107,040)             (44,874)             (967)  |        2,074
  Other (expense)                                                 (7,756)              (7,730)               (9)  |       (4,152)
                                                          --------------------------------------------------------|-------------
Other income (expense)                                           (93,736)             (34,855)            9,255   |       (2,078)
                                                          --------------------------------------------------------|-------------
                                                               1,614,596            1,609,142           256,856   |    1,098,972
Reorganization item - gain on restructuring                                                                       |
  transaction (NOTE 1)                                               --                    --                --   |   34,831,263
                                                          --------------------------------------------------------|-------------
Income before income taxes                                     1,614,596            1,609,142           256,856   |   35,930,235
                                                                                                                  |
(Provision) benefit for income taxes:                                                                             |
  Current                                                     (4,650,000)          (4,385,000)       (2,098,101)  |     (582,000)
  Deferred                                                       175,000              106,000           166,000   |    1,466,000
                                                          --------------------------------------------------------|-------------
                                                              (4,475,000)          (4,279,000)       (1,932,101)  |      884,000
                                                          --------------------------------------------------------|-------------
Net income (loss)                                             (2,860,404)          (2,669,858)       (1,675,245)  |   36,814,235
                                                                                                                  |
Stockholder's/divisional equity at beginning of period        43,626,546           46,296,404        47,632,491   |   11,747,254
  Net intercompany transactions                                       --                   --           339,158   |     (928,998)
                                                          --------------------------------------------------------|-------------
Stockholder's/divisional equity at end of the period         $40,766,142          $43,626,546       $46,296,404   |  $47,632,491
                                                          ========================================================|=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                   Consolidated Statements of Cash Flows

                                                                          POST-EFFECTIVE DATE                     |PRE-EFFECTIVE
                                                                                                                  |     DATE
                                                          --------------------------------------------------------|---------------
                                                                                                   FISCAL PERIOD  | FISCAL PERIOD
                                                                                                     FROM MAY 3,  |FROM JANUARY 2,
                                                          FISCAL YEAR ENDED    FISCAL YEAR ENDED    1995 THROUGH  | 1995 THROUGH
                                                          DECEMBER 28, 1997   DECEMBER 29, 1996  DECEMBER 31, 1995|  MAY 2, 1995
                                                          --------------------------------------------------------|---------------
                                                                                                                  |
OPERATING ACTIVITIES                                                                                              |
Net income (loss)                                            $(2,860,404)         $(2,669,858)      $(1,675,245)  |  $36,814,235
Adjustments to reconcile net income (loss) to net                                                                 |
  cash provided by operating activities:                                                                          |
   Depreciation and amortization                               3,641,963            3,621,666         2,497,944   |      549,000
   Program payments (over) under program amortization              2,033              (19,825)          (12,159)  |        4,056
   (Gain) loss on disposition of assets                          107,040               44,874               967   |       (2,074)
   Gain on pension plan curtailment                             (172,391)                  --                --   |           --
   Deferred income taxes                                        (175,000)            (106,000)         (166,000)  |   (1,466,000)
   Reorganization item - gain on restructuring transaction            --                   --                --   |  (34,831,263)
   Change in current assets and liabilities:                                                                      |
      Receivables                                                (32,543)            (193,712)         (227,626)  |      207,244
      Other current assets                                       (10,681)              (2,359)            3,063   |       21,517
      Accounts payable and accrued expenses                       21,323               (8,094)          183,625   |      (37,963)
                                                             -----------------------------------------------------|-------------
Net cash provided by operating activities                        521,340              666,692           604,569   |    1,258,752
                                                                                                                  |
INVESTING ACTIVITIES                                                                                              |
Capital expenditures                                            (392,655)            (694,444)         (587,652)  |     (209,259)
Proceeds from disposition of assets                                   --               15,113             5,694   |        2,798
Decrease in other assets                                             263                1,445               817   |          295
                                                             -----------------------------------------------------|-------------
Net cash used in investing activities                           (392,392)            (677,886)         (581,141)  |     (206,166)
                                                                                                                  |
FINANCING ACTIVITIES                                                                                              |
Net intercompany transactions                                         --                   --           339,158   |     (928,998)
Increase in due from Parent                                      (54,240)             (70,736)         (166,729)  |           --
                                                             -----------------------------------------------------|-------------
Net cash provided by (used in) financing activities              (54,240)             (70,736)          172,429   |     (928,998)
                                                             -----------------------------------------------------|-------------
                                                                                                                  |
Net increase (decrease) in cash and cash equivalents              74,708              (81,930)          195,857   |      123,588
Cash and cash equivalents at beginning of period                 299,008              380,938           185,081   |       61,493
                                                             -----------------------------------------------------|-------------
Cash and cash equivalents at end of period                   $   373,716          $   299,008       $   380,938   |  $   185,081
                                                             =====================================================|=============
                                                                                                                  |
Supplemental information                                                                                          |
   Income taxes paid                                         $ 4,650,000          $ 4,385,000       $ 2,098,101   |  $   582,000
                                                             =====================================================|=============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                   Notes to Consolidated Financial Statements

                              December 28, 1997


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

Divisional equity balances through October 20, 1995 included net intercompany balances that resulted from various transactions between KOLN/KGIN-TV and the Company. There were no terms of settlement or interest charges associated with these balances. The balances were primarily the result of KOLN/KGIN-TV's participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN-TV and the current income taxes that would have been due to the Company. Subsequent to October 20, 1995 these transactions have flowed through the due from Parent account. There are no terms of settlement or interest related to these balances which averaged $350,781, $202,097 and $83,364 due from the Parent during fiscal 1997, 1996 and the period from October 20, 1995 through December 31, 1995, respectively.

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

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Consolidated Financial Statements (continued)


1.   BASIS OF PRESENTATION (CONTINUED)

As a result of the effectiveness of the Plan and the adoption of Fresh Start Accounting, the results for the years ended December 28, 1997 and December 29, 1996 and the fiscal period from May 3, 1995 through December 31, 1995 are not comparable to any of KOLN/KGIN-TV's fiscal periods ended on or prior to May 2, 1995 and accordingly, Pre-Effective date and Post-Effective date financial statements are separated by a vertical line.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost net of accumulated depreciation. Depreciation is generally calculated on the straight-line method based on the following useful lives:

                                                POST-EFFECTIVE | PRE-EFFECTIVE
                                                ---------------|--------------
                                                    YEARS      |     YEARS
                                                ---------------|--------------
                                                               |
Leasehold and land improvements                     5-20       |      5-10
Buildings                                             20       |        30
Machinery and equipment                             1-20       |     10-20
Vehicles                                             1-3       |       3-7

INTANGIBLE ASSETS AND EXCESS REORGANIZATION VALUE

On the Effective Date the amounts allocated to intangible assets and excess reorganization value represent the excess of the reorganization value over the amounts allocated to the net tangible and all other intangible assets as of the Effective Date. These amounts are being amortized on a straight-line basis over 15 years. Accumulated amortization at December 28, 1997 and December 29, 1996 was $6,908,715 and $4,320,630, respectively.

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

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Consolidated Financial Statements (continued)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are expensed as incurred and totaled, $144,852, $154,169 and 176,366 for fiscal 1997, 1996, and 1995, respectively.

REPORTING PERIOD

The Company's fiscal year is the 52/53 week period ending on the Sunday nearest December 31.

4. SUPPLEMENTARY BALANCE SHEET INFORMATION

The composition of receivables is as follows (in thousands):

                                             DECEMBER 28,      DECEMBER 29,
                                                1997              1996
                                             -----------------------------
Receivables:
     Trade                                     $2,333          $2,293
     Other                                         83              90
                                             -----------------------------
                                                2,416           2,383
Less allowance for doubtful accounts              (40)            (40)
                                             -----------------------------
                                               $2,376          $2,343
                                             =============================

The composition of property, plant and equipment is as follows (in thousands):

                                             DECEMBER 28,      DECEMBER 29,
                                                1997              1996
                                             -----------------------------
Property, plant and equipment:
 Land, land improvements, buildings and        $ 1,698         $1,698
   improvements
 Machinery and equipment                         7,574          7,443
 Office equipment                                  549            491
 Vehicles                                          287            277
 Construction in process                            10             --
                                             -----------------------------
                                                10,118          9,909
Accumulated depreciation                        (2,673)        (1,696)
                                             -----------------------------
                                              $  7,445         $8,213
                                             =============================

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

             Notes to Consolidated Financial Statements (continued)


5. INCOME TAXES

The income tax provisions consist of the following (in thousands):

                                                            POST-EFFECTIVE DATE                |  PRE-EFFECTIVE
                                                                                               |       DATE
                                                 ----------------------------------------------|---------------
                                                                                FISCAL PERIOD  | FISCAL PERIOD
                                                                                  FROM MAY 3,  |     FROM
                                                                                1995 THROUGH   |  JANUARY 2,
                                                 DECEMBER 28,    DECEMBER 29,    DECEMBER 31,  |  1995 THROUGH
                                                    1997            1996             1995      |  MAY 2, 1995
                                                 ----------------------------------------------|---------------
                                                                                               |
Current - federal                                $3,725            $3,510          $1,680      |    $  466
Current - state                                     925               875             418      |       116
Deferred                                           (175)            (106)            (166)     |    (1,466)
                                                 ----------------------------------------------|---------------
                                                 $4,475            $4,279          $1,932      |    $ (884)
                                                 ==============================================|===============

The income tax provisions differ from the amount computed by applying the U.S. statutory rate due to the following (in thousands):

                                                            POST-EFFECTIVE DATE                |  PRE-EFFECTIVE
                                                                                               |       DATE
                                                 ----------------------------------------------|---------------
                                                                                FISCAL PERIOD  | FISCAL PERIOD
                                                                                  FROM MAY 3,  |     FROM
                                                                                1995 THROUGH   |  JANUARY 2,
                                                 DECEMBER 28,    DECEMBER 29,    DECEMBER 31,  |  1995 THROUGH
                                                    1997            1996             1995      |  MAY 2, 1995
                                                 ----------------------------------------------|---------------
                                                                                               |
Provision at federal statutory rate              $   549           $   547         $   87      |    $  12,216
State taxes, net of federal benefit                  610               564            254      |         (116)
Gain on restructuring transactions and                                                         |
  related items                                       --                --             --      |      (12,984)
Intercompany interest recorded for tax                                                         |
  purposes                                         2,503             2,227          1,020      |           --
Non-deductible  amortization of intangible                                                     |
  assets and excess reorganization values                                                      |
  and other items                                                                              |
                                                     813               941            571      |           --
                                                 ----------------------------------------------|---------------
                                                 $ 4,475           $ 4,279         $1,932      |     $   (884)
                                                 ==============================================|===============

                                   KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                Notes to Consolidated Financial Statements (continued)




5. INCOME TAXES (CONTINUED)

Property, plant and equipment basis differences represent the significant component of KOLN/KGIN-Inc.'s deferred tax liabilities.

6. PENSION PLAN TERMINATION

On July 1, 1997 the Company amended its defined benefit plan (the "Pension Plan") to freeze all benefit and service accruals thereunder and to terminate, subject to governmental approval, the Pension Plan effective as of September 28, 1997. KOLN/KGIN, Inc. participates in the Company's Pension Plan and, accordingly, recorded a gain of $172,391 for the year ended December 28, 1997 for the curtailment of the Pension Plan. Such gain is included as an offset to operating costs and expenses in the respective statement of operations. Additional charges or gains, if any, for the settlement of the Pension Plan will be recorded upon final settlement of the Pension Plan obligations. Termination and settlement of the Pension Plan is subject to various government agency approvals and the Company does not currently anticipate such settlement to occur prior to the second half of fiscal 1998.

Applications for determination and notification with the Pension Benefit Guaranty Corporation (the "PBGC") and Internal Revenue Service (the "IRS") were filed pursuant to governmental regulations on January 22, 1998. The Company anticipates that the IRS will rule that the Pension Plan qualifies under Section 401(a) of the Internal Revenue Code and, therefore, will not be subject to tax under present income tax laws. Upon termination, all participants will become fully vested and will be able to accept their settlement benefit as an annuity, lump sum payment or roll-over of benefits into the Company's 401(k) Savings Plan.

In anticipation of the settlement of the Pension Plan, in September 1997 the Company contributed $500,000 to the Pension Plan's trust fund.

The Company currently anticipates that the present value of all vested benefit obligations will exceed the fair value of the pension plan trust assets at the future settlement date and as such the Company expects to be required to fund such difference, the "Settlement Funding". The settlement date cannot be determined until the IRS and PBGC approve the Company's termination applications. Any Settlement Funding to the pension trust by the Company will not be calculable as a sum certain until the settlement date is established according to the applicable governmental regulations since such calculations are dependent upon certain governmentally prescribed settlement interest rates in effect 60 days prior to the settlement date.

                                   KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                Notes to Consolidated Financial Statements (continued)




7. COMMITMENTS

The Company has entered into contracts to purchase rights to air certain programs at future dates. The Company records these contracts as assets and corresponding liabilities when the license period begins, of which amounts pertaining to KOLN/KGIN, Inc. totaled $633,260, $606,670 and $578,070 in fiscal 1997, 1996 and 1995, respectively. The aggregate amount of these contracts entered into but not yet recorded at December 28, 1997 is approximately $1,832,025.

8. SUBSEQUENT EVENTS

On February 13, 1998 the Company, its stockholders and Gray Communications Systems, Inc., a Georgia Corporation ("Gray"), entered into a definitive purchase agreement (the "Stock Purchase Agreement") whereby Gray agreed to acquire, and the stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's 11 5/8% Secured Senior Notes due 2000. The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to the receipt of requisite governmental approvals, including the approval of the Federal Communications Commission. The Company can make no assurance as to whether the transactions contemplated by the Stock Purchase Agreement will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

                         Busse Broadcasting Corporation

                                Schedule II
                  Valuation and Qualifying Accounts Information

For the years ended December 28, 1997, December 29, 1996 and for the period from May 3, 1995 through December 31, 1995, Post-Effective Date; the period from January 2, 1995 through May 2, 1995, Pre-Effective Date
                               (IN THOUSANDS)


                                                                                   Deductions Due to
                                                                                 Write Off of Certain
                                                Balance at       Additions       Receivables Against                    Balance at
                                               Beginning of   Charged to Costs     the Allowance for       Other           end of
              Description                        Period         and Expenses       Doubtful Accounts     Deduction (1)     Period
-----------------------------------------------------------------------------------------------------------------------------------
Post-Effective Date:

Year ended December 28, 1997 - Allowance
  for doubtful accounts                           $  61              $11                 $11               $  --           $  61

Year ended December 29, 1996 - Allowance for
  doubtful accounts                                 210               72                  96                 125              61

For the period from May 3, 1995 through
  December 31, 1995 - Allowance for doubtful
  accounts                                          222               64                  76                  --             210

Pre-Effective Date:
For the period from January 2, 1995
  through May 2, 1995 - Allowance for
  doubtful accounts                                 294               36                  12                  96             222


(1) Reduction reflects an elimination of the allowance for doubtful accounts relating to the accounting for the sale of WWMT-TV ($96) and the sale of WCP ($125).