Form 10-Q
period 1998-03-29
BUSSE BROADCASTING CORP
filed 1998-05-13
CIK 831864

_______________________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     __________

                                     FORM 10-Q

               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the quarterly period ended March 29, 1998

                                         or

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to___         Commission file number 33-99622


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
Yes   X      No
     ---        ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X      No
     ---        ---
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of May 13, 1998, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding. None of the outstanding shares were held by non-affiliates.
_______________________________________________________________________________

                           BUSSE BROADCASTING CORPORATION
                            FORM 10-Q TABLE OF CONTENTS

                                                                     PAGE
                                                                   REFERENCE
                                                                   ---------
PART I  FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

BUSSE BROADCASTING CORPORATION
     Condensed Consolidated Balance Sheets as of March 29, 1998
     (Unaudited) and December 28, 1997 (Audited)                              3

     Unaudited Condensed Consolidated Statements of Operations for the
     Three Months Ended March 29, 1998 and March 30, 1997                     4

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 29, 1998 and March 30, 1997                     5

     Notes to Unaudited Condensed Consolidated Financial Statements for
     the Three Months Ended March 29, 1998                                    6

KOLN/KGIN, INC.
(A WHOLLY-OWNED SUBSIDIARY OF BUSSE BROADCASTING CORPORATION)
     Condensed Consolidated Balance Sheets as of March 29, 1998
     (Unaudited) and December 28, 1997 (Audited)                             13

     Unaudited Condensed Consolidated Statements of Operations and Stockholder's Equity for the Three Months Ended
     March 29, 1998 and March 30, 1997                                       14

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 29, 1998 and March 30, 1997                    15

     Notes to Unaudited Condensed Consolidated Financial Statements for
     the Three Months Ended March 29, 1998                                   16

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS                                                 20


PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                  30

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                   30

SIGNATURES                                                                   31

Part I Financial Information
Item 1 Financial Statements

                           Busse Broadcasting Corporation

                        Condensed Consolidated Balance Sheets

                                                  MARCH 29,    DECEMBER 28,
                                                    1998           1997
                                                  UNAUDITED      AUDITED
                                                ---------------------------
ASSETS (NOTE 1)
Current assets:
 Cash and cash equivalents (NOTE 2)             $ 11,046,265   $ 8,974,699
 Receivables, net                                  3,328,002     3,804,410
 Other current assets                              1,095,906     1,343,483
                                                ---------------------------
Total current assets                              15,470,173    14,122,592

Property, plant and equipment, net                12,924,151    13,226,067
Deferred charges and other assets                  1,657,573     1,811,809
Intangible assets and excess reorganization value 47,787,195    48,775,820
                                                ---------------------------
Total assets                                    $ 77,839,092  $ 77,936,288
                                                ---------------------------
                                                ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 1)
Current liabilities:
 Accounts payable and accrued expenses          $  5,518,955  $  4,161,712

Long-term debt (NOTE 2)                           61,040,472    60,918,857

Stockholders' equity:
 Series A cumulative convertible preferred
  stock (non-voting) - $.01 par value,
  $1,000 per share liquidation preference;
  65,524.41 shares authorized, issued and
  outstanding as of March 30, 1997;
  including dividends in arrears of $10,691,537
  and $9,485,924 at March 29, 1998
  and December 28, 1997, respectively             28,022,197     26,816,584
 Common stock (voting) - $.01 par value;
  2,154,000 shares authorized, and 107,700
  shares issued and outstanding                        1,077         1,077
 Additional paid-in capital - common stock         9,185,772     9,185,772
 Accumulated deficit                             (25,929,381)  (23,147,714)
                                                ---------------------------
Total stockholders' equity                        11,279,665    12,855,719
                                                ---------------------------
Total liabilities and stockholders' equity     $  77,839,092 $  77,936,288
                                                ---------------------------
                                                ---------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                  Condensed Consolidated Statements of Operations
                                     Unaudited

                                                                THREE MONTHS ENDED
                                                           -------------------------------
                                                           MARCH 29, 1998   March 30, 1997
                                                           -------------------------------
Net revenue                                                  $ 4,727,128    $ 4,264,942
Operating costs and expenses, excluding
 depreciation and amortization                                 2,270,751      2,164,881
Depreciation                                                     492,412        530,269
Amortization of intangibles and excess reorganization value      988,625      1,012,778
                                                           -------------------------------
Total operating costs and expenses of continuing operations    3,751,788      3,707,928
Corporate expenses                                               552,880        352,953
                                                           -------------------------------
Income from operations                                           422,460        204,061

Other income (expense) from  operations:
 Interest expense                                             (2,093,157)    (2,078,776)
 Interest income                                                 100,824         96,514
 Gain on disposition of assets                                        11             20
 Other income (expense)                                           (6,192)        69,115
                                                           -------------------------------
Other expense from operations                                 (1,998,514)    (1,913,127)
                                                           -------------------------------
Loss from operations before income taxes                      (1,576,054)    (1,709,066)

Provision for current state income taxes (NOTE 3)                     --             --
                                                           -------------------------------
Net loss                                                      (1,576,054)    (1,709,066)

Charges to stockholders' equity for Series A
 preferred stock dividends in arrears                         (1,205,613)    (1,205,613)
                                                           -------------------------------
Net loss attributable to common stockholders                 $(2,781,667)   $(2,914,679)
                                                           -------------------------------
                                                           -------------------------------
Per common share (Note 1):
 Loss from operations                                          $  (14.64)     $  (15.87)
 Series A preferred stock dividends in arrears                    (11.19)        (11.19)
                                                           -------------------------------
 Net loss attributable to common stockholders                  $  (25.83)     $  (27.06)
                                                           -------------------------------
                                                           -------------------------------
Weighted average common shares outstanding                       107,700        107,700
                                                           -------------------------------
                                                           -------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                  Condensed Consolidated Statements of Cash Flows
                                     Unaudited


                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                       MARCH 29,     March 30,
                                                         1998          1997
                                                   ----------------------------
OPERATING ACTIVITIES
Net loss                                            $  (1,576,054)  $(1,709,066)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                       1,481,037     1,543,047
    Noncash interest expense                              121,615       107,234
    Amortization of deferred financing costs              154,351       154,351
    Program payments over program amortization             (2,877)       (2,257)
    Gain on disposition of property, plant and equipment      (11)          (20)
    Deferred compensation expense                          88,507        88,507
    Pension expense                                            --        30,000

    Change in current assets and liabilities:
     Receivables                                          476,408       773,009
     Other current assets                                  (2,468)      (53,161)
     Accounts payable and accrued expenses              1,521,658     1,415,566
                                                   ----------------------------
Net cash provided by operating activities               2,262,166     2,347,210

INVESTING ACTIVITIES:
   Capital expenditures                                  (190,496)     (260,172)
   Proceeds from disposition of assets                         11            20
   Increase in other assets                                  (115)         (962)
                                                   ----------------------------
Net cash used in investing activities                    (190,600)     (261,114)
                                                   ----------------------------
Net increase in cash and cash equivalents               2,071,566     2,086,096
Cash and cash equivalents at beginning of period        8,974,699     7,989,805
                                                   ----------------------------
Cash and cash equivalents at end of period            $11,046,265   $10,075,901
                                                   ----------------------------
                                                   ----------------------------
Supplemental disclosure of cash flow information:
  Interest paid during the period                     $    --       $    --
                                                   ----------------------------
                                                   ----------------------------
  Income taxes paid during the period                 $    --       $    --
                                                   ----------------------------
                                                   ----------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           Busse Broadcasting Corporation

                Notes to Condensed Consolidated Financial Statements
                                     Unaudited

                                   March 29, 1998

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include Busse Broadcasting Corporation and its wholly owned subsidiaries (collectively Busse or the Company) engaged in the following businesses:


     TELEVISION:
     KOLN/KGIN-TV        CBS Affiliate       Lincoln/Grand Island, Nebraska
     WEAU-TV             NBC Affiliate       Eau Claire/La Crosse, Wisconsin

All intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of Busse Broadcasting Corporation included in the Company's 1997 Annual Report on Form 10-K.

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

                           Busse Broadcasting Corporation

                                     Unaudited


2. DEBT

Debt is summarized as follows:

                                           MARCH 29,     DECEMBER 28,
                                             1998          1997
                                           --------------------------
Senior Secured Notes, net of unamortized
 original issue discount of $1,486,528
 and $1,608,143 at March 29, 1998 and
 December 28, 1997, respectively           $61,040,472   $60,918,857
                                           --------------------------
                                           --------------------------

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


2. DEBT (CONTINUED)

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

The indenture relating to the Senior Notes (the "Indenture") restricts the use of the net proceeds, as defined in the Indenture, from the 1996 sale of the Company's printing division, Winnebago Color Press ("Winnebago"). Under the terms of the Indenture, the Company may only utilize the net proceeds and the interest earnings thereon, to make investments in or acquire properties and assets directly related to television and/or radio broadcasting. Such net proceeds and the interest earnings thereon are held by the Indenture trustee as collateral proceeds and are classified as cash equivalents on the accompanying consolidated balance sheets and amounted to $3,401,835 and $3,360,024 as of March 29, 1998 and December 28, 1997, respectively.

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

                          Busse Broadcasting Corporation

                                     Unaudited



3. INCOME TAXES

As of December 28, 1997 the Company had approximately $61.4 million of federal net operating loss carryforwards ("NOL's") which begin to expire in 2005. As a result of the Plan (see Note 1) the Company elected treatment under Section 382
(1) (5) of the Internal Revenue Code, as amended. This treatment will allow the Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes. If the Like-kind Exchange transaction, as defined and discussed in Note 5 herein, is consummated, the Company anticipates that a significant amount of its NOL's will be utilized to offset any taxable gain incurred in connection with the sale of the WEAU Assets, as defined in Note 5.

4. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS

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

                         Busse Broadcasting Corporation

                                     Unaudited


4. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS (CONTINUED)

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

                                                      MARCH 29,    DECEMBER 28,
                                                         1998           1997
                                                    ---------------------------
ASSETS
Current assets                                       $  3,499,176  $  3,377,708
Non-current assets                                     44,347,801    45,525,932
                                                    ---------------------------
                                                     $ 47,846,977  $ 48,903,640
                                                    ---------------------------
                                                    ---------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities                                  $  1,006,271  $  1,112,618
Non-current liabilities                                 6,333,635     6,373,635
Shareholder's equity                                   40,507,071    41,417,387
                                                    ---------------------------
Total liabilities and shareholder's equity           $ 47,846,977  $ 48,903,640
                                                    ---------------------------
                                                    ---------------------------

                                                         THREE MONTHS ENDED
                                                   ----------------------------
                                                   MARCH 29, 1998  March 30, 1997
                                                   -----------------------------
Net revenue                                          $  3,228,244   $ 2,819,133
Total operating costs and expenses                      2,822,457     2,614,956
Income from operations                                    405,787       204,177
Net loss                                              $  (910,316)  $  (946,891)


                           Busse Broadcasting Corporation

                                     Unaudited

5. SALE OF THE COMPANY'S CAPITAL STOCK AND LIKE-KIND EXCHANGE OF ASSETS

On February 13, 1998, the Company, its stockholders (the "Stockholders") and Gray Communications Systems, Inc., a Georgia Corporation ("Gray"), entered into a definitive purchase agreement (the "Stock Purchase Agreement") whereby Gray agreed to acquire, and the Stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's 11 5/8% Secured Senior Notes due 2000. The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

Upon consummation of the Stock Purchase Agreement, the Company is required, upon notice to the holders of the Senior Notes, to repurchase any Senior Notes tendered by such holders at a repurchase price in cash in an amount equal to 101% of the Accreted Value thereof (as defined in the Indenture), plus accrued and unpaid interest to the date of repurchase (a "Change of Control Offer"). Under the terms of the Indenture, the Company must complete the Change of Control Offer not more than 75 days after consummation of the Stock Purchase Agreement.

As part of the Stock Purchase Agreement, Busse agreed to cooperate with Gray to facilitate a like-kind exchange of substantially all of the assets, including FCC licenses, relating to the operation of WALB-TV Albany, Georgia (the "WALB Assets"); such assets are owned by Gray's subsidiary, WALB-TV, Inc., except for the respective FCC licenses which are owned by Gray's subsidiary, WALB Licensee Corp. (collectively, the "Gray Subsidiaries").

On May 4, 1998, Busse, Gray, WALB Licensee Corp. and Cosmos Broadcasting Corp. ("Cosmos") entered into a letter of intent whereby the parties agreed to effect a like-kind exchange transaction (the "Like-kind Exchange") as follows: (i) Busse and/or its subsidiary, as the case may be, will enter into a definitive asset purchase agreement pursuant to which Busse and/or its subsidiary will agree to sell all of the assets, including the FCC licenses, of WEAU-TV, Eau Claire, Wisconsin, (the "WEAU Assets") to Cosmos for a purchase price, in cash, to be determined by an independent third party appraiser; (ii) the Gray Subsidiaries and Cosmos will enter into a definitive asset purchase agreement whereby Cosmos will agree to acquire the WALB Assets from the Gray Subsidiaries in exchange for the WEAU Assets plus a cash payment in an amount to be determined by an appraisal and; (iii) Cosmos will direct Busse to deliver the WEAU Assets directly to the Gray Subsidiaries to complete the Like-kind Exchange. It is anticipated that the Stock Purchase Agreement will be consummated immediately following the closing of the Like-kind Exchange.

                           Busse Broadcasting Corporation

                                     Unaudited


5. SALE OF THE COMPANY'S CAPITAL STOCK AND LIKE-KIND EXCHANGE OF ASSETS (CONTINUED)

Under the terms of the Indenture, the Company is required to utilize the net proceeds from the sale of the WEAU Assets to fund a mandatory offer to purchase Senior Notes at an offer price in cash in an amount equal to 100% of the Accreted Value thereof (as defined in the Indenture), plus accrued and unpaid interest to the date of purchase, (an "Asset Sale Offer"). The Indenture requires the Company to complete the Asset Sale Offer not more than 75 days after consummation of the sale of the WEAU Assets. Upon completion of any Asset Sale Offer, the Company may utilize any remaining net proceeds from the sale of the WEAU Assets solely to make investments in or acquire properties and assets directly related to television and/or radio broadcasting. The net proceeds from the sale of the WEAU Assets, and the interest earnings thereon, will constitute collateral proceeds under the Indenture and will be held in trust by the Indenture's trustee.

The aggregate consideration payable to the Stockholders under the Stock Purchase Agreement will not be effected by the Like-kind Exchange. Consummation of the Like-kind Exchange is not a condition precedent for consummation of the Stock Purchase Agreement.

Consummation of the transactions contemplated by the Stock Purchase Agreement and/or the Like-kind Exchange, is subject to the receipt of requisite governmental approvals, including the approval of the Federal Trade Commission, (the "FTC") and the FCC. The Like-kind Exchange transactions are also subject to, among other things, negotiation of definitive asset purchase agreements between Busse and Cosmos for the WEAU Assets and Gray and Cosmos for the WALB Assets. The Company can make no assurance as to whether any of the transactions described above will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

Effective with the closing of the Stock Purchase Agreement, Messrs. Busse and Ryan will resign as executive officers of, and terminate their respective employment with, the Company and Messrs. Busse, Beck and Cornwell will resign as directors of the Company.

                                KOLN/KGIN, Inc.
        (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                      Condensed Consolidated Balance Sheets



                                                       MARCH 29,     DECEMBER 28,
                                                         1998            1997
                                                       UNAUDITED       AUDITED
                                                   -------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                             $  774,627    $  373,716
 Receivables, net                                       2,103,240     2,375,565
 Program contract rights                                  284,795       441,825
 Other current assets                                       8,512        40,600
                                                   -------------------------------
Total current assets                                    3,171,174     3,231,706

Property, plant and equipment, net                      7,190,618     7,444,901
Due from Parent                                           302,750       464,096
Deferred charges and other assets                           4,776         4,776
Intangible assets and excess reorganization value      31,743,483    32,404,597
                                                   -------------------------------
Total assets                                        $  42,412,801 $  43,550,076
                                                   -------------------------------
                                                   -------------------------------
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and accrued expenses                 $  545,654    $  631,201
 Program contracts payable                                211,591       369,733
                                                   -------------------------------
Total current liabilities                                 757,245     1,000,934

Deferred income tax liabilities                         1,743,000     1,783,000

Stockholder's equity:
 Common stock (voting) - $.01 par value, 1,000
  shares authorized, issued and outstanding                    10            10
 Additional paid-in capital                            46,568,577    46,568,577
 Accumulated deficit                                   (6,656,031)   (5,802,445)
                                                   -------------------------------
Total stockholder's  equity                            39,912,556    40,766,142
                                                   -------------------------------
Total liabilities and stockholder's  equity         $  42,412,801 $  43,550,076
                                                   -------------------------------
                                                   -------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     KOLN/KGIN, Inc.
             (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

       Condensed Consolidated Statements of Operations and Stockholder's Equity
                                        Unaudited

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                       MARCH 29,     March 30,
                                                         1998          1997
                                                   ----------------------------

Net revenue                                            $  3,046,244   $2,637,133

Operating costs and expenses, excluding
 depreciation and amortization                            1,425,382    1,334,915
Depreciation                                                269,750      274,525
Amortization of intangibles and excess
 reorganization value                                       661,114      649,614
Corporate expenses                                          364,823      218,861
                                                   ------------------------------
Total operating costs and expenses                        2,721,069    2,477,915
                                                   ------------------------------
Income from operations                                      325,175      159,218
Other income (expense):
  Interest income                                             3,195        4,962
  Other expense                                              (6,956)         --
                                                   -----------------------------
Other income (expense)                                       (3,761)       4,962
                                                   -----------------------------
Income before income taxes                                  321,414      164,180

(Provision) benefit for income taxes:
  Current                                                (1,215,000)  (1,060,000)
  Deferred                                                   40,000       46,000
                                                   -----------------------------
                                                         (1,175,000)  (1,014,000)
                                                   -----------------------------
Net loss                                                   (853,586)    (849,820)

Stockholder's equity at beginning of period              40,766,142   43,626,546
                                                   -----------------------------
Stockholder's equity at end of the period             $  39,912,556  $42,776,726
                                                   -----------------------------
                                                   -----------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                  Condensed Consolidated Statements of Cash Flows
                                   Unaudited

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                       MARCH 29,     March 30,
                                                         1998          1997
                                                   ----------------------------
OPERATING ACTIVITIES
Net loss                                              $  (853,586)  $  (849,820)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                           930,864       924,139
  Program payments over program amortization               (1,112)       (1,226)
  Deferred income taxes                                   (40,000)      (46,000)
  Change in current assets and liabilities:
   Receivables                                             272,325       411,147
   Other current assets                                     32,088       (27,217)
   Accounts payable and accrued expenses                   (85,547)     (124,093)
                                                   ----------------------------
Net cash provided by operating activities                  255,032       286,930

INVESTING ACTIVITIES
Capital expenditures                                      (15,467)      (94,073)
                                                   ----------------------------
Net cash used in investing activities                     (15,467)      (94,073)

FINANCING ACTIVITIES
Decrease (increase) in due from Parent                    161,346       (18,709)
                                                   ----------------------------
Net cash provided by (used in) financing activities       161,346       (18,709)
                                                   ----------------------------

Net increase in cash and cash equivalents                 400,911       174,148
Cash and cash equivalents at beginning of period          373,716       299,008
                                                   ----------------------------
Cash and cash equivalents at end of period             $  774,627    $  473,156
                                                   ----------------------------
                                                   ----------------------------

Supplemental information
Income taxes paid                                    $  1,215,000  $  1,060,000
                                                   ----------------------------
                                                   ----------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  KOLN/KGIN, Inc.
           (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

              Notes to Condensed Consolidated Financial Statements
                                  Unaudited

                               March 29, 1998


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

Net intercompany balances reflected in the due from Parent account are primarily the result of KOLN/KGIN, Inc.'s participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN, Inc. and the current income taxes that would have been due to the Company. There are no terms of settlement or interest related to these balances which averaged $383,423 and $246,819 due from the Parent during the three months ended March 29, 1998 and March 30, 1997, respectively.

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

3. SALE OF THE CAPITAL STOCK OF THE PARENT

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

          The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1998 and/or 1997 refer to the three month period ended March 29, 1998 or March 30, 1997, respectively.

RESULTS OF OPERATIONS

          The net revenues of KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations") are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, programming, news gathering and production and promotions.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997

          Net revenue increased $462,186, or 10.8%, to $4,727,128 from $4,264,942 for the three months ended March 29, 1998 compared to the three months ended March 30, 1997, reflecting increased advertiser demand for commercial time. KOLN/KGIN-TV recorded a year-to-year increase in net local and national time sales, excluding net political revenues, of approximately 13.3% and 5.8%, respectively, attributable to a general improvement of advertising demand, including demand for advertising time relating to the 1998 Winter Olympics telecast. WEAU-TV recorded increases of approximately 3.2% and 7.1% in net local and national time sales, excluding net political revenues, respectively, during the three month period ended March 29, 1998 compared to the three months ended March 30, 1997 due to increased advertiser demand, including demand for advertising time relating to the Super Bowl telecast. Net political revenue for the Stations during the three months ended March 29, 1998 increased by approximately $126,000, or 382%, to $159,000 from $33,000 between the fiscal periods reflecting primary election campaigning in Nebraska as part of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

          Operating expenses, excluding depreciation and amortization expenses, increased $105,870, or 4.9%, to $2,270,751 for the three months ended March 29, 1998 from $2,164,881 for the comparable 1996 period. Approximately $47,000 of such increase relates to the cost of certain litigation only during the 1998 period; such litigation has been settled favorably by the Company.

          Depreciation expenses decreased $37,857, or 7.1%, to $492,412 for the three months ended March 29, 1998 from $530,269 for the comparable 1997 period, reflecting the timing of estimated depreciation charges within the 1997 fiscal year.

          Amortization expenses decreased $24,153, or 2.4%, to $988,625 for the three months ended March 29, 1998 from $1,012,778 for the comparable 1997 period.

          Corporate expenses increased $199,927, or 56.6%, to $552,880 during the three months ended March 29, 1998 from $352,953 for the three months ended March 30, 1997 reflecting, in part, differences in the incurrence of professional services between the respective fiscal periods including professional service expenses relating to the pending sale of the Company's capital stock as discussed below.

          Income from operations increased $218,399, or 107.0%, to $422,460 for the three months ended March 29, 1998 from $204,061 for the comparable period of 1997 primarily reflecting the increased net revenues offset in part by the increased expenses, both as discussed above.

          Interest expense increased $14,381, or 0.7%, to $2,093,157 for the three months ended March 29, 1998 from $2,078,776 for the comparable 1997 fiscal period reflecting continuing accretion of original issue discount. Interest income was consistent between the respective fiscal periods.

          The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three months ended March 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

               The Company's cash and cash equivalents at March 29, 1998 totaled $11,046,265 compared to $8,974,699 at December 28, 1997. The Company's cash balances at March 29, 1998 and December 28, 1998 includes $3,401,835 and $3,360,024, respectively, representing the net proceeds, and the interest earnings thereon, from the sale of Winnebago during 1996. The Company's use of such net proceeds, and the interest earnings thereon, is restricted, under the terms of the Indenture, to making investments in or acquiring property and assets directly related to television and/or radio broadcasting. Pending any such investment or acquisition such net proceeds are required by the Indenture to be invested in cash or cash equivalents. Although the Company has no immediate plans to use such net proceeds to invest in or acquire assets directly related to television and/or radio broadcasting, some or all of such proceeds may be used to fund the capital expenditures described below, other capital expenditures, or for other permitted uses. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1. The primary changes in the Company's cash position results from changes in certain working capital accounts.

          The Company's primary source of liquidity is cash generated by operations. There are no contractual restrictions on the ability of the Company's subsidiaries to pay cash dividends or make loans or advances to the Company. The Company's net cash provided by operations (including changes in working capital) was $2,262,166 and $2,347,210 for the three months ended March 29, 1998 and March 30, 1997, respectively. The decrease in net cash generated between the respective fiscal periods is due primarily to changes in certain working capital accounts.

          The Company continues to have a significant annual cash interest obligation of approximately $7,268,000 with respect to the Senior Notes. Such cash interest obligation is payable in semi-annual installments of approximately $3,634,000 due on the 15th day of April and October.

CAPITAL EXPENDITURES

          In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. For the three months ended March 29, 1998 capital expenditures totaled $190,496. The Company currently expects fiscal year 1998 capital expenditures to approximate $1 million with such amount divided approximately evenly between the Stations.

          It is anticipated that significant capital expenditures may be required in the future to implement advanced television, "ATV" at the Stations. The FCC has determined the technical standards, the channel assignments and a time table for implementation of ATV. The FCC has assigned the following ATV channels to the Company's current channels:


          Station   Location                Current Channel     ATV Channel
          -------  ----------------------   ---------------    -----------
          KOLN     Lincoln, Nebraska             10                 25
          KGIN     Grand Island, Nebraska        11                 32
          WEAU     Eau Claire, Wisconsin         13                 39

          Generally, under the FCC's implementation schedule, the Company must apply for ATV construction permits for each of its present television stations by November 1, 1999 and then commence ATV operations by May 1, 2002.
 Under the current FCC implementation schedule the Company would generally be required to surrender to the government either the current channel or the ATV channel by December 31, 2006 and continue its digital operations thereafter on the retained channel. Recent legislation requires the FCC to extend the December 31, 2006 surrender date with respect to certain stations within a given television market if (i) at least one network affiliate is not broadcasting a digital service in the given market and has exercised "due diligence" in meeting the ATV buildout requirements for that market or (ii) digital to analog converter technology is not generally available in the given market or (iii) 15 percent or more of the television households in a given market do not subscribe to a multichannel video programming distributor that carries the digital service of each local station and those television households do not have at least one advanced television set or at least one digital to analog converter. The foregoing implementation schedule is subject to review by the FCC every two years and may also be subject to future legislation or judicial review, the effect of which cannot be predicted by the Company.

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

POSSIBLE LOCAL MARKETING AGREEMENTS

          On December 31, 1997, the Company entered into a certain option agreement (the "Channel 45 Option") with McPike Communications, Inc, ("McPike") to provide McPike with funding in connection with its FCC application for, and construction of, Channel 45 in Lincoln, Nebraska ("Channel 45') and to provide the Company with an option to purchase the assets relating to Channel 45. A principal officer of McPike is the controller for KOLN/KGIN-TV. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 45 license, enter into an local marketing agreement (an "LMA") with the Company. An LMA involves the payment of a fee to and/or expenses of a station licensee in exchange for the rights to provide programming to a station and to retain revenues derived from the sale of advertising in such programming. In consideration of the Channel 45 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 45 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 45 Option, the Company has agreed to pay to McPike (i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 45, (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 45 is granted to any other party or (iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 45 Option in order to perform its obligations under the Channel 51 Option (described below). The Channel 45 Option will have a term of 10 years following program test authority for McPike's Channel 45 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 45 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 45 Option also provides for a five-year lease to install the Channel 45 antenna on the KOLN-TV tower and the Channel 45 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. On November 6, 1995, Citadel Communications, Inc. ("Citadel") filed with the FCC a petition to deny McPike's application for Channel 45. Citadel's petition asserts, among other things, that the Company's proposed interest in Channel 45 is so substantial that it violates the FCC's multiple station ownership restrictions. Although McPike has opposed Citadel's petition, the Company cannot predict the outcome of this proceeding. Also, on November 6, 1995,

Northwest Television, Inc. ("Northwest") and Larry A. Miller ("Miller"), an individual, filed separate applications with the FCC for Channel 45. The Miller application indicates that the applicant intends to enter into an LMA with Pappas Telecasting of the Midlands, a California limited partnership ("Pappas"). Pappas (or affiliates of Pappas) operate, directly or indirectly, television stations KHGI-TV (with its satellite station KWNB-TV), an ABC affiliate, and KTVG-TV (with its satellite station KSNB-TV), affiliated with Fox and UPN, in the Lincoln-Hastings-Kearney market. In addition, Pappas (or an affiliate of Pappas) owns and operates KPTM-TV, a Fox affiliate in the adjacent Omaha, Nebraska television market. In addition, on November 7, 1995, Walnut Creek Telecasting ("Walnut Creek") filed an application with the FCC for Channel 45.

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

          On December 31, 1997, the Company entered into a certain option agreement (the "Channel 51 Option") with David M. Comisar ("Comisar"), an individual, to provide Comisar with funding in connection with his FCC application for, and construction of, Channel 51 in Lincoln Nebraska ("Channel 51") and to provide the Company with an option to purchase the assets relating to Channel 51. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and governmental approvals of the proposed transactions. The funds are expected to be provided to Comisar primarily in the form of a secured loan. In exchange for such financial assistance, Comisar will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 51 license, enter into an LMA with the Company. In consideration of the Channel 51 LMA, the Company will agree to pay all such station's operating expenses. The Company intends (subject to requisite FCC and other governmental approvals) to operate Channel 51 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 51 Option, the Company has agreed to pay to Comisar (i) $25,000 within 10 days of a final FCC grant of a construction permit to Comisar for Channel 51, (ii) $25,000 less any amounts received by Comisar as the result of a settlement in the event the construction permit for Channel 51 is granted to any other party or (iii) a $25,000 termination fee in the event the Company wishes to terminate the Channel 51 Option in order to perform its obligations under the Channel 45 Option (described above). The Channel 51 Option will have a term of 10 years following program test authority for Comisar's Channel 51 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to Comisar of $25,000. The Company's exercise price to purchase the Channel 51 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 51 Option also provides for a five-year lease to install the Channel 51 antenna on the KOLN-TV tower and the Channel 51 transmitter at a suitable location on the KOLN-TV tower site, for a monthly rental of $2,500. Mutually exclusive applications for Channel 51 were filed by Anthony J. Fant on June 2, 1996, by Channel 51, L.L.C. on July 23, 1996 and by World Broadcasting, Inc. and Prime Broadcasting Company on July 24, 1996.

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

       On December 31, 1997, the Company entered into a certain option agreement ("Channel 39 Option") with McPike to provide McPike with funding in connection with its FCC application for, and construction of, Channel 39 in Marshfield, Wisconsin ("Channel 39") and to provide the Company with an option to purchase the assets relating to Channel 39. Except for certain nominal amounts, the Company intends to invest such funds only after receipt of requisite FCC and other governmental approvals of the proposed transactions. The funds are expected to be provided to McPike primarily in the form of a secured loan. In exchange for such financial assistance, McPike will, subject to the receipt of requisite FCC and other governmental approvals, including the grant of the Channel 39 license, enter into an LMA with the Company. In consideration of the Channel 39 LMA, the Company will agree to pay all of such station's operating expenses. The Company intends (subject to FCC and other governmental approvals) to operate Channel 39 under such an LMA but is presently unable to predict whether the requisite FCC and other governmental approvals will be received or the timing of such approvals. Pursuant to the Channel 39 Option, the Company has agreed to pay to McPike (i) $25,000 within 10 days of a final FCC grant of a construction permit to McPike for Channel 39 or (ii) $25,000 less any amounts received by McPike as the result of a settlement in the event the construction permit for Channel 39 is granted to any other party. "The Channel 39 Option will have a term of 10 years following program test authority for McPike's Channel 39 facility, but can be extended by the Company for an additional 10 years upon payment by the Company to McPike of $25,000. The Company's exercise price to purchase the Channel 39 assets is the greater of $100,000 or an amount equal to the outstanding principal balance and accrued interest on the secured loan plus a cash payment of $25,000. The Channel 39 Option also provides for a five-year lease to install the Channel 39 antenna on the WEAU-TV tower and the Channel 39 transmitter at a suitable location on the WEAU-TV tower site, for a monthly rental of $2,500. Pursuant to the FCC proposed rules, pending mutually exclusive applications for commercial broadcast facilities are to be resolved through auctions, rather than comparative selection procedures. For applications such as McPike's application for Marshfield, which was filed prior to July 1, 1997 and against which no mutually exclusive applications have been filed, the FCC has suggested that it might open a further window for the filing of competing applications or permit parties who had not filed applications to participate in an auction for such facilities. Bidding preferences or other advantages might be given to certain types of "designated entities," including minorities, small businesses, women, those promoting ownership diversification, and those proposing service to underserved communities or reception areas. The FCC has proposed the use of Channel 39 as a second, ATV channel for WEAU-TV, which would preclude its use by McPike at Marshfield and could jeopardize the viability of that application.

OTHER LIQUIDITY AND CAPITAL RESOURCE ISSUES

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

INCOME TAXES

          The Company's federal NOL carryover as of December 28, 1997 was approximately $61.4 million and such NOL's will begin to expire in 2005. The Company elected treatment under Section 382(l)(5) (the "L5 Election") of the Internal Revenue Code, as amended (the "Code"). The L5 Election allows the Company to utilize, subject to certain restrictions, its Pre-Effective Date NOL of approximately $59.8 million to offset any taxable income incurred after the Effective Date. The Company's use of its Post-Effective Date NOL is not restricted, absent a future "ownership change" under Section 382 of the Code. If the Like-kind

Exchange transaction is consummated, the Company anticipates that a significant amount of its NOL's will be utilized to offset any taxable gain incurred in connection with the sale of the WEAU Assets. See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

STOCK PURCHASE AGREEMENT AND LIKE-KIND EXCHANGE OF ASSETS

          On February 13, 1998, the Company, the Stockholders and Gray entered into the Stock Purchase Agreement whereby Gray agreed to acquire, and the Stockholders agreed to sell, all of the capital stock of the Company for the aggregate purchase price of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's Senior Notes. The value of the Company's cash, cash equivalents and aggregate indebtedness will be determined as of the close of business on the business day immediately preceding the closing date of the Stock Purchase Agreement.

          Upon consummation of the Stock Purchase Agreement, the Company is required, upon notice to the holders of the Senior Notes, to repurchase any Senior Notes tendered by such holders at a repurchase price in cash in an amount equal to 101% of the Accreted Value thereof (as defined in the Indenture), plus accrued and unpaid interest to the date of repurchase (a "Change of Control Offer"). Under the terms of the Indenture, the Company must complete the Change of Control Offer not more than 75 days after consummation of the Stock Purchase Agreement.

          As part of the Stock Purchase Agreement, Busse agreed to cooperate with Gray to facilitate a like-kind exchange of substantially all of the assets, including "FCC" licenses, relating to the operation of WALB-TV Albany, Georgia (the "WALB Assets"); such assets are owned by Gray's subsidiary, WALB-TV, Inc., except for the respective FCC licenses which are owned by Gray's subsidiary, WALB Licensee Corp. (collectively, the "Gray Subsidiaries").

          On May 4, 1998, Busse, Gray, WALB Licensee Corp. and Cosmos Broadcasting Corp. ("Cosmos") entered into a letter of intent whereby the parties agreed to effect a like-kind exchange transaction (the "Like-kind Exchange") as follows: (i) Busse and/or its subsidiary, as the case may be, will enter into a definitive asset purchase agreement pursuant to which Busse and/or its subsidiary will agree to sell all of the assets, including the FCC licenses, of WEAU-TV, Eau Claire, Wisconsin (the "WEAU Assets") to Cosmos for a purchase price, in cash, to be determined by an independent third party appraiser; (ii) the Gray Subsidiaries and Cosmos will enter into a definitive asset purchase agreement whereby Cosmos will agree to acquire the WALB Assets from the Gray Subsidiaries in exchange for the WEAU Assets plus a cash payment in an amount to be determined by an appraisal; and (iii) Cosmos will direct Busse to deliver the WEAU Assets directly to the Gray Subsidiaries to complete the Like-kind Exchange. It is anticipated that the Stock Purchase Agreement will be consummated immediately following the closing of the Like-kind Exchange.

          Under the terms of the Indenture, the Company is required to utilize the net proceeds from the sale of the WEAU Assets to fund a mandatory offer to purchase Senior Notes at an offer price in cash in an amount equal to 100% of the Accreted Value thereof (as defined in the Indenture), plus accrued and unpaid interest to the date of purchase, (an "Asset Sale Offer").
 The Indenture requires the Company to complete the Asset Sale Offer not more than 75 days after consummation of the sale of the WEAU Assets. Upon completion of any Asset Sale Offer, the Company may utilize any remaining net proceeds from the sale of the WEAU Assets solely to make investments in or acquire properties and assets directly related to television and/or radio broadcasting. The net proceeds from the sale of the WEAU Assets, and the interest earnings thereon, will constitute collateral proceeds under the Indenture and will be held in trust by the Indenture's trustee.

          The aggregate consideration payable to the Stockholders under the Stock Purchase Agreement will not be effected by the Like-kind Exchange. Consummation of the Like-kind Exchange is not a condition precedent for consummation of the Stock Purchase Agreement.

          Consummation of the transactions contemplated by the Stock Purchase Agreement and/or the Like-kind Exchange, is subject to the receipt of requisite governmental approvals, including the approval of the FTC and FCC. The Like-kind Exchange transactions are also subject to, among other things, negotiation of definitive asset purchase agreements between Busse and Cosmos for the WEAU Assets and Gray and Cosmos for the WALB Assets. The Company can make no assurance as to whether any of the transactions described above will be completed, but currently anticipates that such transactions will close on or before September 1, 1998.

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

 .
PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          The Company from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)  EXHIBITS

               EXHIBIT NO.            DESCRIPTION OF EXHIBITS

                   27     Financial Data Schedule for the Quarter ended
                          March 29, 1998


          (b)  REPORTS ON FORM 8-K

               Form 8-K dated January 15, 1998 filed with the Securities and Exchange Commission disclosing the Stockholders had entered into a letter of intent to sell all of the capital stock of the Company to Gray.

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

                                   BUSSE  BROADCASTING CORPORATION
                                             (Registrant)


DATED:  May 13, 1998               BY:  /s/ JAMES C. RYAN
                                       -----------------------------
                                        James C. Ryan
                                        Chief Financial Officer
                                       (Authorized Officer and
                                        Principal Accounting Officer)