Form 10-Q
period 1998-06-28
BUSSE BROADCASTING CORP
filed 1998-08-12
CIK 831864

----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 28, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---- ----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ---- ------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of August 10, 1998, 107,700 shares of the Common Stock of Busse Broadcasting Corporation were outstanding. None of the outstanding shares were held by non-affiliates.
-------------------------------------------------------------------------------

                         BUSSE BROADCASTING CORPORATION
                           Form 10-Q Table of Contents

                                                                                       Page
                                                                                     Reference
                                                                                    ----------

Part I - Financial Information

Item 1. Financial Statements.

Busse Broadcasting Corporation
         Condensed Consolidated Balance Sheets as of June 28, 1998
         and December 28, 1997 (Unaudited)                                               3

         Unaudited Condensed Consolidated Statements of Operations for the
         Three Months Ended June 28, 1998 and June 29, 1997                               4

         Unaudited Condensed Consolidated Statements of Operations for the
         Six Months Ended June 28, 1998 and June 29, 1997                                 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 28, 1998 and June 29, 1997                                 6

         Notes to Unaudited Condensed Consolidated Financial Statements for the
         Six Months Ended June 28, 1998                                                   7

 KOLN/KGIN, Inc.
(A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)
         Condensed Consolidated Balance Sheets as of June 28, 1998
         and December 28, 1997 (Unaudited)                                               13

         Unaudited Condensed Consolidated Statements of Operations and Stockholder's
         Equity for the Three Months Ended  June 28, 1998 and June 29, 1997              14

         Unaudited Condensed Consolidated Statements of Operations and Stockholder's
         Equity for the Six Months Ended June 28, 1998 and June 29, 1997                 15

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 28, 1998 and June 29, 1997                                16

         Notes to Unaudited Condensed Consolidated Financial Statements for the
         Six Months Ended June 28, 1998                                                  17

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                           19

Part II - Other Information

Item 1.  Legal Proceedings.                                                              26

Item 5.  Other Information.                                                              26

Item 6.  Exhibits and Reports on Form 8-K.                                               26

SIGNATURES                                                                               28

Part I - Financial Information
Item 1.   Financial Statements.




                         Busse Broadcasting Corporation

                      Condensed Consolidated Balance Sheets
                                    Unaudited



                                                                                 JUNE 28,       DECEMBER 28,
                                                                                   1998              1997
                                                                            ----------------------------------------

ASSETS (Note 1)
Current assets:
   Cash and cash equivalents (Note 2)                                           $   9,045,736      $   8,974,699
   Receivables, net                                                                 3,650,675          3,804,410
   Other current assets                                                               776,646          1,343,483
                                                                            ----------------------------------------
Total current assets                                                               13,473,057         14,122,592

Property, plant and equipment, net                                                 12,555,079         13,226,067
Deferred charges and other assets                                                   1,503,221          1,811,809
Intangible assets and excess reorganization value                                  46,826,755         48,775,820
                                                                            ========================================
Total assets                                                                    $  74,358,112      $  77,936,288
                                                                            ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (Note 1)
Current liabilities:
   Accounts payable and accrued expenses                                        $   2,360,295      $   4,161,712

Long-term debt (Note 2)                                                            61,168,080         60,918,857

Stockholders' equity:
   Series A  cumulative  convertible  preferred  stock  (non-voting)
     - $.01 par value, $1,000 per share liquidation preference;
     65,524.41 shares authorized, issued and outstanding including dividends in arrears of $11,897,150 and $9,485,924 at June 28, 1998
     and December 28, 1997, respectively                                           29,227,810         26,816,584
   Common stock (voting) - $.01 par value; 2,154,000 shares authorized,
     and 107,700 shares issued and outstanding                                          1,077              1,077
   Additional paid-in capital - common stock                                        9,185,772          9,185,772
   Accumulated deficit                                                            (27,584,922)       (23,147,714)
                                                                            ----------------------------------------
Total stockholders' equity                                                         10,829,737         12,855,719
                                                                            ========================================
Total liabilities and stockholders' equity                                      $  74,358,112      $  77,936,288
                                                                            ========================================


See accompanying notes to condensed consolidated financial statements.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Operations
                                    Unaudited




                                                                                   THREE MONTHS ENDED
                                                                      ---------------------------------------------
                                                                          JUNE 28, 1998         JUNE 29, 1997
                                                                      ---------------------------------------------

Net revenue                                                                     $   5,488,694      $   5,284,833

Operating costs and expenses, excluding depreciation and
   amortization                                                                     2,177,559          2,180,756
Depreciation                                                                          427,494            530,269
Amortization of intangibles and excess reorganization value                           960,440            977,126
                                                                      ---------------------------------------------
Total operating costs and expenses                                                  3,565,493          3,688,151
Corporate expenses                                                                    407,255            387,601
                                                                      ---------------------------------------------
Income from operations                                                              1,515,946          1,209,081

Other income (expense):
   Interest expense                                                                (2,099,150)        (2,084,508)
   Interest income                                                                    126,254             90,062
   Gain on disposition of assets                                                        1,150                370
   Other income (expense)                                                               5,872             (3,916)
                                                                      ---------------------------------------------
Other expense                                                                      (1,965,874)        (1,997,992)
                                                                      ---------------------------------------------
Loss from operations before income taxes                                             (449,928)          (788,911)

Provision for current income taxes (Note 3)                                                --                 --
                                                                      ---------------------------------------------
Net loss                                                                             (449,928)          (788,911)

Charges to stockholders' equity for Series A preferred stock
   dividends in arrears                                                            (1,205,613)        (1,205,613)
                                                                      =============================================
Net loss attributable to common stockholders                                    $  (1,655,541)     $  (1,994,524)
                                                                      =============================================

Per common share - basic and diluted (Note 1):
   Loss from operations                                                         $       (4.18)     $       (7.33)
   Series A preferred stock dividends in arrears                                       (11.19)            (11.19)
                                                                      --------------------------------------------
   Net loss attributable to common stockholders                                 $      (15.37)     $      (18.52)
                                                                      =============================================
Weighted average common shares outstanding - basic and diluted                        107,700            107,700
                                                                      =============================================



See accompanying notes to condensed consolidated financial statements.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Operations
                                    Unaudited




                                                                                    SIX MONTHS ENDED
                                                                      ---------------------------------------------
                                                                          JUNE 28, 1998         JUNE 29, 1997
                                                                      ---------------------------------------------
Net revenue                                                                    $ 10,215,822        $  9,549,775

Operating costs and expenses, excluding depreciation and
   amortization                                                                   4,448,310           4,345,637
Depreciation                                                                        919,906           1,060,538
Amortization of intangibles and excess reorganization value                       1,949,065           1,989,904
                                                                      ----------------------------------------------
Total operating costs and expenses                                                7,317,281           7,396,079
Corporate expenses                                                                  960,135             740,554
                                                                      ----------------------------------------------
Income from operations                                                            1,938,406           1,413,142

Other income (expense):
   Interest expense                                                              (4,192,307)         (4,163,284)
   Interest income                                                                  227,078             186,576
   Gain on disposition of assets                                                      1,161                 390
   Other income (expense)                                                              (320)             65,199
                                                                      ----------------------------------------------
Other expense                                                                    (3,964,388)         (3,911,119)
                                                                      ----------------------------------------------

Loss from operations before income taxes                                         (2,025,982)         (2,497,977)

Provision for current income taxes (Note 3)                                            --                  --
                                                                      ----------------------------------------------

Net loss                                                                         (2,025,982)         (2,497,977)

Charges to stockholders' equity for Series A preferred stock
   dividends in arrears                                                          (2,411,226)         (2,411,226)
                                                                      ==============================================
Net loss attributable to common stockholders                                   $ (4,437,208)       $ (4,909,203)
                                                                      ==============================================

Per common share - basic and diluted (Note 1):
   Loss from operations                                                        $     (18.81)       $     (23.19)
   Series A preferred stock dividends in arrears                                     (22.39)             (22.39)
                                                                      ----------------------------------------------
   Net loss attributable to common stockholders                                $     (41.20)       $     (45.58)
                                                                      ==============================================
Weighted average common shares outstanding - basic and diluted                      107,700             107,700
                                                                      ==============================================



See accompanying notes to condensed consolidated financial statements.

                         Busse Broadcasting Corporation

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited




                                                                                              SIX MONTHS ENDED
                                                                                     ------------------------------------
                                                                                       JUNE 28, 1998      JUNE 29, 1997
                                                                                     ------------------------------------

Operating activities:
Net loss                                                                                $(2,025,982)         $(2,497,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                        2,868,971            3,050,442
     Non cash interest expense                                                              249,222              220,199
     Amortization of deferred financing costs                                               308,703              308,703
     Program payments over program amortization                                              (4,247)              (2,085)
     Gain on disposition of property, plant and equipment                                    (1,161)                (390)
     Deferred compensation expense                                                          122,548              174,520
     Pension expense                                                                           --                 60,000
     Change in current assets and liabilities:
       Receivables                                                                          153,735               21,350
       Other current assets                                                                  65,262               15,782
       Deferred compensation payment                                                     (1,065,000)                --
       Accounts payable and accrued expenses                                               (353,142)            (369,718)
                                                                                     ------------------------------------
Net cash provided by operating activities                                                   318,909              980,826

INVESTING ACTIVITIES:
   Capital expenditures                                                                    (248,919)            (479,099)
   Proceeds from disposition of assets                                                        1,162                  390
   (Increase) decrease in other assets                                                         (115)              (3,367)
                                                                                     ------------------------------------
Net cash used in investing activities                                                      (247,872)            (482,076)
                                                                                     ------------------------------------
Net cash used in financing activities                                                          --                   --
                                                                                     ------------------------------------

Net increase (decrease) in cash and cash equivalents                                         71,037              498,750
Cash and cash equivalents at beginning of period                                          8,974,699            7,989,805
                                                                                     ====================================
Cash and cash equivalents at end of period                                              $ 9,045,736          $ 8,488,555
                                                                                     ====================================

Supplemental disclosure of cash flow information:
   Interest paid during the period                                                      $ 3,634,382          $ 3,634,382
                                                                                     ====================================
   Income taxes paid during the period                                                  $      --            $      --
                                                                                     ====================================


See accompanying notes to condensed consolidated financial statements.

                         Busse Broadcasting Corporation

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

                                  June 28, 1998


1. BASIS OF PRESENTATION

The condensed consolidated financial statements include Busse Broadcasting Corporation and its wholly owned subsidiaries (collectively Busse or the Company) engaged in the following businesses:

   Television:
     KOLN/KGIN-TV CBS Affiliate Lincoln/Grand Island, Nebraska WEAU-TV NBC Affiliate Eau Claire/La Crosse, Wisconsin (Sold July 31, 1998 as discussed in Note 5 "Sale of the Company's Capital Stock and Like-kind Exchange of Assets", herein.)

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

                         Busse Broadcasting Corporation

                                    Unaudited


2. DEBT

Debt is summarized as follows:

                                                 JUNE 28,       DECEMBER 28,
                                                   1998           1997
                                              ================================

Senior Secured Notes, net of unamortized
 original issue discount of $1,358,920 and
 $1,608,143 at June 28, 1998 and December
 28, 1997, respectively                      $ 61,168,080       $ 60,918,857
                                              ================================

On October 26, 1995 the Company issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof. As discussed more fully in Note 5, herein, on July 31, 1998 the Company effected a satisfaction and discharge (the "Discharge") of the Senior Notes in accordance with the indenture pursuant to which the Senior Notes were issued (the "Indenture"). The Senior Notes were Discharged by the Company depositing $69,913,002, in cash, with the Indenture's trustee and collateral agent (the "Trustee") and providing the Trustee an irrevocable direction to redeem all of the outstanding Senior Notes on October 15, 1998 at a redemption price of 106% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest as of the date of the redemption. The cash deposited with the Trustee is equal to 100% of the aggregate cash required to effect the Senior Note redemption on October 15, 1998. Such cash deposit and irrevocable direction effected a satisfaction and discharge of the Senior Notes pursuant to the Indenture.

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

As discussed more fully in Note 5 herein, on July 31, 1998 the Company sold the WEAU Assets, as defined in Note 5 herein, and recognized a gain, on a tax basis, of approximately $60 million. Such gain will be offset by and reduce the Company's NOL's.

Also, as discussed more fully in Note 5, herein, on July 31, 1998 after completion of the sale of the WEAU Assets, as defined in Note 5, 100% of the Company's capital stock was acquired by Gray Communications Systems, Inc. ("Gray"), as described in Note 5; such acquisition will subject the Company's remaining NOL's to certain limitations under section 382 of the Code.

                         Busse Broadcasting Corporation

                                    Unaudited

4. CORPORATE REORGANIZATION/SUBSIDIARY GUARANTORS

Prior to their Discharge, as discussed in Notes 2 and 5, the Senior Notes were fully and unconditionally guaranteed, on a joint and several and senior secured basis, by all of the Company's direct and indirect subsidiaries, each of which is wholly-owned.

The following tables present summarized combined balance sheet and operating statement information for (i) KOLN/KGIN, Inc. (ii) KOLN/KGIN License, Inc. and
(iii) WEAU License, Inc. Separate financial statements of KOLN/KGIN, Inc. immediately follow these notes to condensed consolidated financial statements of Busse Broadcasting Corporation. Separate financial statements and other disclosures concerning KOLN/KGIN License, Inc. and WEAU License, Inc. have not been presented because management has determined that such financial statements would not be material to investors. On June 29, 1998 WEAU License, Inc. was merged into WEAU License, LLC, a Delaware limited liability company solely controlled by Busse (WEAU, LLC") with WEAU LLC being the surviving entity.

                                                      JUNE 28,       DECEMBER 28,
                                                       1998             1997
                                                  ---------------------------------
ASSETS
Current assets                                        $ 2,851,333      $ 3,377,708
Non-current assets                                     43,954,877       45,525,932
                                                  =================================
                                                      $46,806,210      $48,903,640
                                                  =================================


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities                                   $   619,465     $  1,112,618
Non-current liabilities                                 6,198,320        6,373,635
Stockholder's equity                                   39,988,425       41,417,387
                                                  =================================
Total liabilities and stockholder's equity            $46,806,210     $ 48,903,640
                                                  =================================


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                        ------------------------------------    ------------------------------------
                                                JUNE 28,         JUNE 29,              JUNE 28,          JUNE 29,
                                                  1998             1997                  1998              1997
                                        ------------------------------------    ------------------------------------

Net revenue                                  $ 3,606,773       $ 3,342,150          $  6,835,017     $  6,161,283
Total operating costs and expenses             2,598,299         2,600,245             5,420,756        5,215,201
Income from operations                         1,008,474           741,905             1,414,261          946,082
Net loss                                     $  (518,646)      $  (605,977)         $ (1,428,962)    $ (1,552,868)


                         Busse Broadcasting Corporation

                                    Unaudited


5. SALE OF THE WEAU ASSETS, LIKE-KIND EXCHANGE OF ASSETS AND SALE OF 100% OF THE CAPITAL STOCK OF THE COMPANY

On July 31, 1998 Busse and WEAU LLC sold all of the assets of WEAU-TV, Eau Claire Wisconsin, including the FCC licenses controlled by WEAU LLC, (collectively the "WEAU Assets") to Cosmos Broadcasting Corp. ("Cosmos") for an aggregate cash purchase price of $66 million. In accordance with the Indenture, the Company directed the $66 million of proceeds be deposited with the Indenture Trustee.

Also on July 31, 1998, Busse; Gray; two subsidiaries of Gray (WALB-TV, Inc. and WALB Licensee Corp. collectively referred to herein as the "Gray Subsidiaries"); and Cosmos effected a like-kind exchange transaction (the "Like-kind Exchange") as follows: (i) the Gray Subsidiaries sold to Cosmos substantially all of the assets from the Gray Subsidiaries in exchange for the WEAU Assets plus an aggregate cash payment of $12 million and (ii) Cosmos directed Busse to deliver the respective WEAU Assets directly to the Gray Subsidiaries to complete the Like-kind Exchange.

After consummation of the sale of the WEAU Assets and the Like-kind Exchange, Gray acquired all of the capital stock of Busse for an aggregate net purchase price of $57.4 million, which was paid in cash to the Company's stockholders. The aggregate net purchase price was derived by the sum of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's Senior Notes, less (iv) certain other purchase price adjustments. The value of the Company's cash, cash equivalents, aggregate indebtedness and other purchase price adjustments were determined as of the close of business on July 30, 1998.

Effective with the closing of the sale of the Company's capital stock, as discussed above, Messrs. Busse and Ryan resigned as executive officers of, and terminated their respective employment with, the Company and its affiliates. Messrs. Busse, Beck and Cornwell resigned as directors of the Company and Mr. Busse resigned as a director of each of the Company's affiliates.

Gray, upon acquisition of Busse's stock elected the following directors for
Busse: Messrs. Richard L. Boger, Hilton H. Howell, William E. Mayher, III, Howell Newton, Hugh Norton, Robert S. Prather, Jr., Mrs. Harriett J. Robinson and Mr. J. Mack Robinson. Such new directors appointed the following executive officers of the Company: Mr. J. Mack Robinson as President and Chairman, Mr. Frederick J. Erickson as Chief Financial Officer, Mr. Robert Beizer as Secretary, Mr. Vance Luke as Assistant Secretary and Mr. Jackson S. Cowart, IV as Assistant Secretary.

After the change in control of the Busse capital stock and appointment of new directors and officers for the Company, Busse irrecoverably directed the Trustee to utilize certain collateral proceeds funds held by the Trustee along with certain other cash deposited by the Company with the Trustee as an irrevocable cash deposit aggregating $69,913,002, to redeem all of the outstanding Senior Notes on October 15, 1998 at 106% of the aggregate principal amount thereof and accrued and unpaid interest to the date of redemption. Such cash deposit and irrevocable direction effected a satisfaction and discharge of the Senior Notes pursuant to the Indenture.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                      Condensed Consolidated Balance Sheets
                                   Unuaudited




                                                                                 JUNE 28,       DECEMBER 28,
                                                                                   1998            1997
                                                                            -----------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                 $    353,066       $    373,716
   Receivables, net                                                             2,216,846          2,375,565
   Program contract rights                                                        126,280            441,825
   Other current assets                                                             9,138             40,600
                                                                             ------------       ------------
Total current assets                                                            2,705,330          3,231,706

Property, plant and equipment, net                                              6,929,054          7,444,901
Due from Parent                                                                   905,707            464,096
Deferred charges and other assets                                                   4,776              4,776
Intangible assets and excess reorganization value                              31,110,555         32,404,597
                                                                             ------------       ------------
Total assets                                                                 $ 41,655,422       $ 43,550,076
                                                                             ============       ============
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $    456,408       $    631,201
   Program contracts payable                                                       53,449            369,733
                                                                             ------------       ------------
Total current liabilities                                                         509,857          1,000,934

Deferred income tax liabilities                                                 1,693,000          1,783,000

Stockholder's equity:
   Common stock (voting) - $.01 par value, 1,000 shares authorized, issued
     and outstanding                                                                   10                 10
   Additional paid-in capital                                                  46,568,577         46,568,577
   Accumulated deficit                                                         (7,116,022)        (5,802,445)
                                                                             ------------       ------------
Total stockholder's  equity                                                    39,452,565         40,766,142
                                                                             ------------       ------------
Total liabilities and stockholder's  equity                                  $ 41,655,422       $ 43,550,076
                                                                             ============       ============


See accompanying notes to condensed consolidated financial statements.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

    Condensed Consolidated Statements of Operations and Stockholder's Equity
                                    Unaudited





                                                                                        THREE MONTHS ENDED
                                                                                ------------------------------------
                                                                                    JUNE 28,          JUNE 29,
                                                                                      1998              1997
                                                                                ------------------------------------


Net revenue                                                                         $  3,428,773     $  3,164,150

Operating costs and expenses, excluding depreciation and amortization                  1,341,801        1,350,136
Depreciation                                                                             269,750          274,525
Amortization of intangibles and excess reorganization value                              632,928          649,614
Corporate expenses                                                                       252,431          224,582
                                                                                ------------------------------------
Total operating costs and expenses                                                     2,496,910        2,498,857
                                                                                ------------------------------------
Income from operations                                                                   931,863          665,293

Other income (expense):
   Interest income                                                                         3,146            4,981
   Other expense                                                                              --           (7,756)
                                                                                ------------------------------------
Other income (expense)                                                                     3,146           (2,775)
                                                                                ------------------------------------
Income before income taxes                                                               935,009          662,518

(Provision) benefit for income taxes:
   Current                                                                            (1,445,000)      (1,250,000)
   Deferred                                                                               50,000           45,000
                                                                                ------------------------------------
                                                                                      (1,395,000)      (1,205,000)
                                                                                ------------------------------------
Net loss                                                                                (459,991)        (542,482)

Stockholder's equity at beginning of period                                           39,912,556       42,776,726
                                                                                ====================================
Stockholder's equity at end of the period                                           $ 39,452,565     $ 42,234,244
                                                                                ====================================


See accompanying notes to condensed consolidated financial statements.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

    Condensed Consolidated Statements of Operations and Stockholder's Equity
                                    Unaudited




                                                                                         SIX MONTHS ENDED
                                                                                ------------------------------------
                                                                                    JUNE 28,          JUNE 29,
                                                                                      1998              1997
                                                                                ------------------------------------
Net revenue                                                                          $ 6,475,017      $ 5,801,283

Operating costs and expenses, excluding depreciation and amortization                  2,767,183        2,685,051
Depreciation                                                                             539,500          549,050
Amortization of intangibles and excess reorganization value                            1,294,042        1,299,228
Corporate expenses                                                                       617,254          443,443
                                                                                ------------------------------------
Total operating costs and expenses                                                     5,217,979        4,976,772
                                                                                ------------------------------------
Income from operations                                                                 1,257,038          824,511

Other income (expense):
   Interest income                                                                         6,341            9,943
   Other expense                                                                          (6,956)          (7,756)
                                                                                ------------------------------------
Other income (expense)                                                                      (615)           2,187
                                                                                ------------------------------------
Income before income taxes                                                             1,256,423          826,698

(Provision) benefit for income taxes:
   Current                                                                            (2,660,000)      (2,310,000)
   Deferred                                                                               90,000           91,000
                                                                                ------------------------------------
                                                                                      (2,570,000)      (2,219,000)
                                                                                ------------------------------------
Net loss                                                                              (1,313,577)      (1,392,302)

Stockholder's equity at beginning of period                                           40,766,142       43,626,546
                                                                                ------------------------------------
Stockholder's equity at end of the period                                            $39,452,565      $42,234,244
                                                                                ====================================


See accompanying notes to condensed consolidated financial statements.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited




                                                                                         SIX MONTHS ENDED
                                                                                ------------------------------------

                                                                                     JUNE 28,          JUNE 29,
                                                                                       1998              1997
                                                                                ------------------------------------

OPERATING ACTIVITIES:
Net loss                                                                             $(1,313,577)     $(1,392,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                     1,833,542        1,848,278
     Program payments over program amortization                                             (739)          (1,042)
     Deferred income taxes                                                               (90,000)         (91,000)
     Change in current assets and liabilities:
       Receivables                                                                       158,719         (136,948)
       Other current assets                                                               31,462           (1,867)
       Accounts payable and accrued expenses                                            (174,793)        (111,008)
                                                                                ------------------------------------
Net cash provided by operating activities                                                444,614          114,111

INVESTING ACTIVITIES:
Capital expenditures                                                                     (23,653)        (206,804)
                                                                                ------------------------------------
Net cash used in investing activities                                                    (23,653)        (206,804)

FINANCING ACTIVITIES:
Increase in due from Parent                                                             (441,611)         (71,069)
                                                                                ------------------------------------
Net cash used in financing activities                                                   (441,611)         (71,069)
                                                                                ------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (20,650)        (163,762)
Cash and cash equivalents at beginning of period                                         373,716          299,008
                                                                                ------------------------------------
Cash and cash equivalents at end of period                                           $   353,066      $   135,246
                                                                                ====================================

Supplemental information
   Income taxes paid                                                                 $ 2,660,000      $ 2,310,000
                                                                                ====================================


See accompanying notes to condensed consolidated financial statements.

                                 KOLN/KGIN, Inc.
          (A Wholly-Owned Subsidiary of Busse Broadcasting Corporation)

              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

                                  June 28, 1998


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

Net intercompany balances reflected in the due from Parent account are primarily the result of KOLN/KGIN, Inc.'s participation in the Company's central cash management program, wherein the month-end cash balances in excess of certain levels are remitted to the Company. Other transactions include the allocation of corporate expenses to KOLN/KGIN, Inc. and the current income taxes that would have been due to the Company. There are no terms of settlement or interest related to these balances which averaged $684,901 and $272,999 due from the Parent during the six months ended June 28, 1998 and June 29, 1997, respectively.

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


2. GUARANTEE OF PARENT'S SENIOR NOTES

On October 26, 1995 the Parent issued $62,527,000 principal amount of 11 5/8% Senior Secured Notes due October 15, 2000 ("Senior Notes") at a price of 95.96% of the aggregate principal amount thereof.

On July 31, 1998 the parent effected a satisfaction and discharge of the Senior Notes. See Notes 2 and 5 of Busse Broadcasting Corporation's Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 28, 1998 included herein.



3. SALE OF THE CAPITAL STOCK OF THE PARENT

On July 31, 1998 all of the capital stock of the Parent was sold to Gray Communications Systems, Inc. ("Gray"). As a result of the acquisition of the Parent's stock, Gray also indirectly controls KOLN/KGIN, Inc. and KOLN/KGIN License, Inc. See Notes 2 and 5 of Busse Broadcasting Corporation's Notes to Condensed Consolidated Financial Statements (unaudited) for the six months ended June 28, 1998 included herein.

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

         The Company's fiscal year is the 52/53 week period ending on the Sunday nearest to December 31 of each year. The Company's first three fiscal quarters are each comprised of 13 consecutive weeks. Unless otherwise indicated, references herein to 1998 and/or 1997 refer to the three or six month period ended June 28, 1998 or June 29, 1997, respectively.


RESULTS OF OPERATIONS

         The net revenues of KOLN/KGIN-TV and WEAU-TV (collectively, the "Stations") are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the Stations for broadcasting network programming. The Stations' primary operating expenses are employee compensation and related benefits, programming, news gathering and production and promotions. Substantially all of the assets of WEAU-TV were sold on July 31, 1998; See "Sale of the WEAU Assets, Like-kind Exchange of Assets and Sale of 100% of the Capital Stock of the Company", included herein, and Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

        Net revenue increased $203,861, or 3.9%, to $5,488,694 from $5,284,833 for the three months ended June 28, 1998 compared to the three months ended June 29, 1997, reflecting increased net political advertising offset in part by a decrease in demand for commercial time from national advertising clients. Net political revenue for the Stations during the three months ended June 28, 1998 increased by approximately $444,000 to $467,000 from $23,000 between the fiscal periods reflecting primary election campaigning in Nebraska as part of the biannual election cycle. Net local time sales, excluding political revenues, and network compensation for the Stations was consistent between the respective fiscal periods.

        Operating expenses, excluding depreciation and amortization expenses, decreased $3,197, or 0.1%, to $2,177,559 for the three months ended June 28, 1998 from $2,180,756 for the comparable 1997 period.

        Depreciation expenses decreased $102,775, or 19.4%, to $427,494 for the three months ended June 28, 1998 from $530,269 for the comparable 1997 period, reflecting the timing of estimated depreciation charges within the 1997 fiscal year.

        Amortization expenses decreased $16,686, or 1.7%, to $960,440 for the three months ended June 28, 1998 from $977,126 for the comparable 1997 period.

        Corporate expenses increased $19,654, or 5.1%, to $407,255 during the three months ended June 28, 1998 from $387,601 for the three months ended June 29, 1997 reflecting, in part, differences in the incurrence of professional services between the respective fiscal periods including professional service expenses relating to the sale of the Company's capital stock as discussed herein.

        Income from operations increased $306,865, or 25.4%, to $1,515,946 for the three months ended June 28, 1998 from $1,209,081 for the comparable period of 1997 primarily reflecting the increased net revenues and the decreased expenses, both as discussed above.

        Interest expense increased $14,642, or 0.7%, to $2,099,150 for the three months ended June 28, 1998 from $2,084,508 for the comparable 1997 fiscal period reflecting continuing accretion of original issue discount. Interest income increased $36,192, or 40.1%, to $126,254 for the three months ended June 28, 1998 from $90,062 for the comparable 1997 fiscal period reflecting the Company's earnings on its cash balances during the respective fiscal periods.

        The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the three months ended June 28, 1998.


COMPARISON OF THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

        Net revenue increased $666,047, or 7.0%, to $10,215,822 from $9,549,775 for the six months ended June 28, 1998 compared to the six months ended June 29, 1997, reflecting increased net political advertising and an increase in demand for commercial time from local clients offset in part by a decrease in demand for commercial time from national advertising clients. Net political revenue for the Stations during the six months ended June 28, 1998 increased by approximately $570,000 to $626,000 from $56,000 between the fiscal periods reflecting primary election campaigning in Nebraska as part of the biannual election cycle. Network compensation for the Stations was consistent between the respective fiscal periods.

        Operating expenses, excluding depreciation and amortization expenses, increased $102,673, or 2.4%, to $4,448,310 for the six months ended June 28, 1998 from $4,345,637 for the comparable 1997 period. Approximately $47,000 of such increase relates to the cost of certain litigation only during the 1998 period; such litigation has been settled favorably by the Company.

        Depreciation expenses decreased $140,632, or 13.3%, to $919,906 for the six months ended June 28, 1998 from $1,060,538 for the comparable 1997 period, reflecting the timing of estimated depreciation charges within the 1997 fiscal year.

        Amortization expenses decreased $40,839, or 2.0%, to $1,949,065 for the six months ended June 28, 1998 from $1,989,904 for the comparable 1997 period.

        Corporate expenses increased $219,581, or 29.7%, to $960,135 during the six months ended June 28, 1998 from $740,554 for the six months ended June 29, 1997 reflecting, in part, differences in the incurrence of professional services between the respective fiscal periods including professional service expenses relating to the sale of the Company's capital stock as discussed herein.

        Income from operations increased $525,264, or 37.2%, to $1,938,406 for the six months ended June 28, 1998 from $1,413,142 for the comparable period of 1997 primarily reflecting the increased net revenues offset in part by the increased expenses, both as discussed above.

        Interest expense increased $29,023, or 0.7%, to $4,192,307 for the six months ended June 28, 1998 from $4,163,284 for the comparable 1997 fiscal period reflecting continuing accretion of original issue discount. Interest income increased $40,502, or 21.7%, to $227,078 for the six months ended June 28, 1998 from $186,576 for the comparable 1997 fiscal period reflecting the Company's earnings on its cash balances during the respective fiscal periods.

        The Company has analyzed its current and deferred tax assets and liabilities and has concluded that no provision for current or deferred federal or state taxes is required for the six months ended June 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's cash and cash equivalents at June 28, 1998 totaled $9,045,736 compared to $8,974,699 at December 28, 1997. The Company's cash balances at June 28, 1998 and December 28, 1998 includes $3,444,651 and $3,360,024, respectively, representing the net proceeds, and the interest earnings thereon, from the sale of Winnebago during 1996. The primary changes in the Company's cash position results from changes in certain working capital accounts.

Satisfaction, Discharge and Redemption of the Senior Notes

        On July 31, 1998 the Company utilized the net proceeds from the sale of the WEAU Assets, as defined herein, the net proceeds, and the interest earnings thereon, from the sale of Winnebago and cash on hand to irrevocably deposit $69,913,002 with the Trustee, and irrevocably instructed, the Trustee to redeem all of the outstanding Senior Notes on October 15, 1998 at a redemption price of 106% of the aggregate principal amount thereof and accrued and unpaid interest thereon through the date of redemption. Such actions by the Company constitute a satisfaction and discharge of the Senior Notes under the Indenture. See Notes 2 and 5 to Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.

Capital Expenditures

        The Company will require liquidity for capital expenditures and working capital needs. For the six months ended June 28, 1998 capital expenditures totaled $248,919.

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

INCOME TAXES

         As of December 28, 1997 the Company had approximately $61.4 million of federal net operating loss carryforwards ("NOL's") which begin to expire in 2005. As a result of the Plan the Company elected treatment under Section 382
(1) (5) of the Internal Revenue Code, as amended (the "Code"). This treatment will allow the Company to utilize, under certain restrictions, its NOL's to offset taxable income incurred after the Effective Date. Utilization of a portion of these NOL's are assumed in the Company's calculation of Post-Effective Date deferred taxes.

         With the Company's sale of the WEAU Assets On July 31, 1998 a gain, on a tax basis, of approximately $60 million was recognized. Such gain will be offset by and reduce the Company's NOL's.

        After completion of the sale of the WEAU Assets, 100% of the Company's capital stock was acquired by Gray; such acquisition will subject the Company's remaining NOL's to certain limitations under section 382 of the Code. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) included in "Financial Statements" at Item 1.


SALE OF THE WEAU ASSETS, LIKE-KIND EXCHANGE OF ASSETS AND SALE OF 100% OF THE CAPITAL STOCK OF THE COMPANY

On July 31, 1998 Busse and WEAU LLC sold substantially all of WEAU Assets to Cosmos for an aggregate cash purchase price of $66 million. In accordance with the Indenture, the Company directed the $66 million of proceeds be deposited with the Indenture Trustee.

Also on July 31, 1998, Busse, Gray, the Gray Subsidiaries and Cosmos effected the Like-kind Exchange as follows: (i) the Gray Subsidiaries sold to Cosmos substantially all of the assets from the Gray Subsidiaries in exchange for the WEAU Assets plus an aggregate cash payment of $12 million and (ii) Cosmos directed Busse to deliver the WEAU Assets directly to the Gray Subsidiaries to complete the Like-kind Exchange.

After consummation of the sale of the WEAU Assets and the Like-kind Exchange, Gray acquired all of the capital stock of Busse for an aggregate net purchase price of $57.4 million, which was paid in cash to the Company's stockholders. The aggregate net purchase price was derived by the sum of (i) $112 million, plus (ii) the Company's cash and cash equivalents, less (iii) the aggregate amount of the Company's indebtedness and accrued and unpaid interest thereon, including the accreted amount of the Company's Senior Notes, less (iv) certain other purchase price adjustments. The value of the Company's cash, cash equivalents, aggregate indebtedness and other purchase price adjustments were determined as of the close of business on July 30, 1998.

Effective with the closing of the sale of the Company's capital stock, as discussed above, Messrs. Busse and Ryan resigned as executive officers of, and terminated their respective employment with, the Company and its affiliates. Messrs. Busse, Beck and Cornwell resigned as directors of the Company and Mr. Busse resigned as a director of each of the Company's affiliates.

Gray, upon acquisition of Busse's stock elected the following directors for
Busse: Messrs. Richard L. Boger, Hilton H. Howell, William E. Mayher, III, Howell Newton, Hugh Norton, Robert S. Prather, Jr., Mrs. Harriett J. Robinson and Mr. J. Mack Robinson. Such new directors appointed the following executive officers of the Company: Mr. J. Mack Robinson as President and Chairman, Mr. Frederick J. Erickson as Chief Financial Officer, Mr. Robert Beizer as Secretary, Mr. Vance Luke as Assistant Secretary and Mr. Jackson S. Cowart, IV as Assistant Secretary.

After the change in control of the Busse capital stock and appointment of new directors and officers for the Company, Busse irrecoverably directed the Trustee to utilize $69,913,002 of certain collateral proceeds funds held by the Trustee, for credit to the Company, along with certain other cash deposited by the Company with the Trustee as an irrevocable cash deposit aggregating $69,913,002, to redeem all of the outstanding Senior Notes on October 15, 1998 at 106% of aggregate principal amount thereof and accrued and unpaid interest to the date of redemption. Such cash deposit and irrevocable direction effected a satisfaction and discharge of the Senior Notes pursuant to the Indenture.


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

Item 5.  OTHER INFORMATION

        On July 31, 1998, Gray Communications Systems, Inc. completed the purchase of all of the outstanding capital stock of Busse Broadcasting Corporation. The net purchase price was $112 million plus associated transaction costs. The purchase price includes the assumption of Busse's indebtedness, including its 11 5/8% Senior Secured Notes due 2000. Immediately prior to Gray's acquisition of Busse, Cosmos Broadcasting Corporation (a subsidiary of Liberty Corporation) acquired WEAU-TV from Busse and exchanged it for WALB-TV, Gray's NBC affiliate in Albany, Georgia. WALB-TV was valued at $78 million in the exchange transaction. As a result of these transactions, Gray adds the following television stations to its existing broadcast group: KOLN-TV, the CBS affiliate serving the Lincoln-Hastings-Kearney, Nebraska market; its satellite station KGIN-TV, the CBS affiliate serving Grand Island, Nebraska; and WEAU-TV, an NBC affiliate serving the Eau Claire-La Crosse, Wisconsin market.

        Immediately following the acquisition of Busse, Gray exercised its right to satisfy and discharge the Busse 11 5/8% Senior Secured Notes, effectively prefunding the Notes at the October 15, 1998 call price of 106 plus accrued interest.

        See Note 5. Sale of the WEAU Assets, Like-kind Exchange of Assets and Sale of 100% of the Capital Stock of the Company which is included in the Notes to Condensed Consolidated Financial Statements (continued) Unaudited of Busse Broadcasting Corporation included herein.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

        (a)       EXHIBITS

                  EXHIBIT NO.       DESCRIPTION OF EXHIBITS
                           10.1 -   Amended   and   Restated    Stock   Purchase
                                    Agreement  by and among  Busse  Broadcasting
                                    Corporation, South Street Corporate Recovery
                                    Fund I, L.P., Greycliff Leveraged Fund 1993,
                                    L.P.,  South  Street   Leveraged   Corporate
                                    Recovery Fund,  L.P., South Street Corporate
                                    Recovery  Fund I  (International),  L.P. and
                                    Gray Communications Systems, Inc. dated as of June 22, 1998

                           10.2 -   Asset Purchase Agreement by  and among Busse
                                    Broadcasting  Corporation,   WEAU  License,
                                    Inc. and Cosmos Broadcasting Corporation, dated as of June 22, 1998

                           10.3 - Exchange Agreement by and among Gray Communications Systems, Inc., WALB-TV, Inc., WALB Licensee Corporation., Cosmos Broadcasting Corporation, Busse Broadcasting Corporation, and WEAU License, Inc. dated as of June 22, 1998

                           27 Financial Data Schedule for the Six months ended June 28, 1998


        (b)       REPORTS ON FORM 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUSSE BROADCASTING CORPORATION
                                               (Registrant)


Dated:  August 10, 1998             BY:    /s/ Frederick J. Erickson
                                      -------------------------------------
                                           Frederick J. Erickson
                                           Chief Financial Officer